Form 10-Q
period 1996-03-31
VECTRA BANKING CORP
filed 1996-05-15
CIK 862695

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

            For the quarterly period ended      March 31, 1996
                                           ------------------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from               to
                                     -------------    -------------
                      Commission file number      0-23622
                                             -----------------

                           VECTRA BANKING CORPORATION
- - ------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

             COLORADO                                 84-1087703
- - ---------------------------------          ---------------------------------
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

           1650 South Colorado Boulevard, Suite 320, Denver, CO 80222
- - ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 782-7440
- - ------------------------------------------------------------------------------
                          (Issuer's telephone number)


- - ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Check whether the issuer(1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes     No
                                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's class of
common equity, as of the latest practicable date:    3,195,279
                                                  ---------------
Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                           VECTRA BANKING CORPORATION

                                     PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, of a normal recurring nature necessary to a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's (or "Vectra") Form 10-K for the fiscal year ended December 31, 1995.

                   VECTRA BANKING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 March           December
                                                                31, 1996         31, 1995
                                                                --------         --------
ASSETS                                                            (Dollars in thousands)
- - -----------------------------------------
Cash and due from banks                                        $    17,235      $    17,320
Federal funds sold                                                      --            2,000
Securities available for sale, at market value                     175,686          170,384
Securities held to maturity                                            535              814
Federal Home Loan Bank stock                                         3,873            5,173
Loans                                                              206,393          206,664
     Less allowance for loan loss                                   (2,596)          (2,493)
                                                               -----------      -----------
Net loans                                                          203,797          204,171
Real estate acquired by foreclosure                                    942              919
Premises and equipment, net                                         10,439           10,575
Deferred income taxes                                                2,505            2,422
Other assets                                                         4,384            4,028
                                                               -----------      -----------
    TOTAL ASSETS                                               $   419,396      $   417,806
                                                               ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - -----------------------------------------
Deposits:
     Demand                                                    $    81,994      $    80,058
     NOW and money market                                           64,301           63,704
     Savings                                                       106,664           99,254
     Time deposits under $100,000                                   47,644           49,511
     Time deposits $100,000 and over                                13,948           14,558
                                                               -----------      -----------
Total deposits                                                     314,551          307,085
Federal Home Loan Bank advances and federal funds purchased         65,500           70,345
Securities and loans sold under repurchase agreements                5,403            7,429
Notes payable                                                        1,046            1,051
Accounts payable and other liabilities                               1,926            1,711
                                                               -----------      -----------
Total liabilities                                                  388,426          387,621
                                                               -----------      -----------

Shareholders' equity:
     Preferred stock                                                 8,050            8,050
     Common stock                                                   25,610           25,604
     Retained earnings                                                 974              170
                                                               -----------      -----------
Realized shareholders' equity                                       34,634           33,824
     Unrealized loss on securities available for sale               (3,664)          (3,639)
                                                               -----------      -----------
Total shareholders' equity                                          30,970           30,185
                                                               -----------      -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   419,396      $   417,806
                                                               ===========      ===========

Realized shareholders' equity per common share                 $      8.32      $      8.07
                                                               ===========      ===========
Book value per common share                                    $      7.17      $      6.93
                                                               ===========      ===========

Common shares outstanding at end of period                       3,195,279        3,195,269

CAPITAL RATIOS:
Total capital to risk-weighted assets                                13.90%           13.69%
Tier 1 capital to risk-weighted assets                               12.92%           12.74%
Tier 1 capital to tangible assets                                     7.82%            7.69%
Equity to total assets                                                7.38%            7.22%

                   VECTRA BANKING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  For the quarters ended
                                                                  ----------------------
                                                                 March 31,      March 31,
                                                                   1996           1995
                                                                   ----           ----
                                                             (Dollars in thousands, except share
                                                                   and per share amounts)
Interest income:
     Interest and fees on loans                                  $    5,306    $     4,711
     Interest on investments and federal funds sold                   2,581          4,002
                                                                 ----------    -----------
          Total interest income                                       7,887          8,713
                                                                 ----------    -----------
Interest expense:
     Interest on deposits:
        NOW, money market and savings accounts                        1,521          1,239
        Time deposits under $100,000                                    681            327
        Time deposits $100,000 and over                                 201            104
     Advances from the Federal Home Loan Bank and federal
       funds purchased                                                  920          2,422
     Securities and loans sold under agreements to repurchase            71             43
     Notes payable                                                       24             26
                                                                 ----------    -----------
          Total interest expense                                      3,418          4,161
                                                                 ----------    -----------
Net interest income                                                   4,469          4,552
Provision for loan losses                                               179            200
                                                                 ----------    -----------
Net interest income after provision for loan losses                   4,290          4,352
                                                                 ----------    -----------
Other income:
     Service fees on deposit accounts                                   706            633
     Gain on sales of loans                                             390             79
     Net loss on sale of securities                                       0             (9)
     Other                                                               47             25
                                                                 ----------    -----------
          Total other income                                          1,143            728
                                                                 ----------    -----------
Other expenses:
     Salaries and employee benefits                                   2,267          1,988
     Net occupancy                                                      633            539
     Other                                                            1,134          1,225
                                                                 ----------    -----------
          Total other expenses                                        4,034          3,752
                                                                 ----------    -----------

Earnings before income taxes                                          1,399          1,328
Income tax expense                                                      410            463
                                                                 ----------    -----------
Net earnings                                                            989            865
Preferred stock dividend                                                185            185
                                                                 ==========    ===========
Net earnings available to common shareholders                    $      804    $       680
                                                                 ==========    ===========

Earnings per weighted average common share outstanding:

Earnings per share                                               $     0.25    $      0.21
                                                                 ==========    ===========

Weighted average common shares outstanding                        3,195,279      3,195,269
                                                                 ==========    ===========

                   VECTRA BANKING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                 For the three months ended
                                                                                 --------------------------
                                                                                  March 31,      March 31,
                                                                                    1996           1995
                                                                                    ----           ----
                                                                                       (In thousands)
Net cash provided by operating activities                                         $  1,200       $  1,745
                                                                                  --------       --------

Cash flows from investing activities:
     Net decrease (increase) in loans                                                  172          1,417
     Purchase of securities available for sale                                     (12,082)        (1,989)
     Purchase of securities held to maturity                                                       (1,462)
     Proceeds from sales  of securities available for sale                           4,640          1,010
     Proceeds from maturities of securities available for sale                       2,133          2,020
     Proceeds from maturities of securities held to maturity                           285          1,925
     Net decrease (increase) in federal funds sold                                   2,000           (830)
     Other                                                                           1,162             23
                                                                                  --------       --------
                Net cash provided (used) by investing activities                    (1,690)         2,115
                                                                                  --------       --------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                             7,466         (6,131)
     Net increase (decrease) in FHLB advances and federal funds purchased           (4,845)         1,610
     Repayment of notes payable                                                         (5)            (7)
     Preferred stock dividend                                                         (185)          (185)
     Net decrease in securities and loans sold under repurchase agreements          (2,026)        (1,568)
                                                                                  --------       --------
                Net cash provided (used) by financing activities                       405         (6,281)
                                                                                  --------       --------

Net decrease in cash and due from banks                                                (85)        (2,422)
Cash and due from banks at beginning of period                                      17,320         17,249
                                                                                  --------       --------

Cash and due from banks at end of period                                          $ 17,235       $ 14,827
                                                                                  ========       ========

Note 1.  Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

The interim results for the periods ended March 31, 1996 and 1995, are not necessarily indicative of results for the full calendar year. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 1995.

Note 2.  Pending Acquisition

Vectra's acquisition of Bank Land Company, the parent of Southwest State Bank, received approval from the Federal Reserve Bank of Kansas City and the State of Colorado Division of Banking in April 1996. The acquisition , which has been approved by the Boards of Directors of Bank Land Company, Southwest State Bank and Vectra Banking Corporation, is subject to, among other contingencies, approval by the Federal Deposit Insurance Corporation and the shareholders of Bank Land Company and Southwest State Bank. The shareholders of Bank Land Company and Southwest State Bank will receive a combination of cash and a new Vectra Banking Corporation convertible preferred stock issue for a total consideration of approximately $22.3 million.

Item 2.  Management's Discussion and Analysis

It is presumed that readers of these interim financial statements have read or have access to the Management's Discussion and Analysis of Financial Condition and Results of Operation for the years ended December 31, 1995 and 1994, included in Vectra's Form 10-K for the year ended December 31, 1995.

                      COMPARISON OF STATEMENTS OF CONDITION

         ASSETS. The total assets of the Company increased $1.6 million to $419.4 million at March 31, 1996 from $417.8 million at December 31, 1995. Securities available for sale increased $5.3 million to $175.7 at March 31, 1996 from $170.4 million at December 31, 1995. There were no other material changes in asset balances.

         ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding changes in the Vectra's allowance for loan losses for the period indicated.


                                        For the three
                                        months ended
                                          March 31,
                                            1996
                                        ------------
                                        (Dollars in
                                         thousands)

Balance, beginning of period              $2,493
Provision for loan losses                    179
Recoveries                                    33
Charge offs                                 (109)
                                          ------
Balance, end of period                    $2,596
                                          ======

Vectra maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to whether an additional amount should be added to the reserve in excess of the amount of loan losses takes into consideration a number of factors, including loss experience in relation to outstanding loans and existing level of the reserve for losses, a continuing review of problem loans and overall portfolio quality, regular examinations of loan portfolios conducted by Vectra's staff and by state and federal supervisory authorities, and economic conditions.

         NONPERFORMING ASSETS. The following table sets forth information concerning Vectra's nonperforming assets as of the dates indicated.

                                                March 31,       December 31,
                                                  1996             1995
                                                ---------       ------------
                                                   (Dollars in thousands)
Loans 90 days or more delinquent and
  still accruing interest                        $    90         $    83
Nonaccrual loans                                   1,277           1,292
Restructured loans                                    --             --
                                                 -------         -------
    Total nonperforming loans                      1,367           1,375
Real estate and other
  assets acquired by foreclosure                   1,002             994
                                                 -------         -------
    Total nonperforming assets                   $ 2,369         $ 2,369
                                                 =======         =======
Nonperforming assets to total assets                0.56%           0.57%
Nonperforming assets to total equity                7.65%           7.85%
Nonperforming loans to total loans                  0.66%           0.67%
Allowance for loan losses to
  nonperforming loans                             189.90%         181.31%
Allowance for loan losses to total loans            1.26%           1.21%

         LIABILITIES. Total deposits increased $7.5 million, or 2.4%, to $314.6 million at March 31, 1996 from $307.1 million at December 31, 1995. Federal Home Loan Bank advances and federal funds purchased decreased $4.8 million to $65.5 million at March 31, 1996 from $70.3 million at December 31, 1995.

         SHAREHOLDERS' EQUITY. Vectra's shareholders' equity increased approximately $785,000 during the quarter, principally as a result of earnings. The Company has chosen to designate substantially all of its securities investment portfolio as available-for-sale. Accounting standards require that unrealized gains and losses in the estimated value of the available-for-sale portfolio (net of tax) be "marked-to-market" and reflected as a separate item in the shareholders' equity section of the balance sheet. This results in fluctuations in equity (both increases and decreases) resulting from changes in the market value of the entire securities portfolio. There was essentially no change in unrealized loss on securities available for sale at March 31, 1996 from the balance at December 31, 1995.

                     COMPARISONS OF STATEMENTS OF OPERATIONS

The following table provides a summary of the major elements of income and expense for the first quarter of 1996 compared with the first quarter of 1995.

                                For the three months    Impact on
                                   ended March 31,      net income
                                --------------------     increase         %
                                  1996        1995      (decrease)      change
                                -------     --------    ----------      -------
Interest income                 $ 7,887     $ 8,713      $ (826)        (9.48%)
Interest expense                 (3,418)     (4,161)        743        (17.86%)
                                -------     -------      ------
Net interest income               4,469       4,552         (83)        (1.82%)
Provision for loan losses          (179)       (200)         21        (10.50%)
                                -------     -------      ------
Net interest income after
  provision for loan losses       4,290       4,352         (62)        (1.42%)
Total other income                1,143         728         415         57.01%
Total other expenses             (4,034)     (3,752)       (282)         7.52%
                                -------     -------      ------
Income before income taxes        1,399       1,328          71          5.35%
Income tax expense                 (410)       (463)         53        (11.45%)
                                -------     -------      ------
Net earnings                    $   989     $   865      $  124         14.34%
                                =======     =======      ======
Earnings per weighted average
  share outstanding               $0.25       $0.21       $0.04         19.05%
                                =======     =======      ======

         NET INTEREST INCOME. For most financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The following table sets forth information for the periods indicated with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Vectra. These schedules include no adjustments related to tax-exempt interest as such interest has not been significant.

                   VECTRA BANKING CORPORATION AND SUBSIDIARIES

                                                                          For the three months ended March 31,
                                                              -------------------------------------------------------------
                                                                          1996                            1995
                                                              -----------------------------   -----------------------------
                                                                         Interest   Average              Interest   Average
                                                              Average     earned    yield      Average    earned     yield
                                                              balance     or paid   or cost    balance   or paid    or cost
                                                              -------     -------   -------    -------   -------    -------
                                                                                 (Dollars in thousands)
ASSETS
Investments                                                  $171,596      2,508     5.88%    $234,991     3,871     6.68%
Federal Home Loan Bank stock                                    4,874         73     6.02%       8,847       131     6.01%
Loans (1)                                                     204,171      5,306    10.45%     179,578     4,711    10.64%
                                                             --------      -----              --------     -----
    Total interest-earning assets                             380,641      7,887     8.33%     423,416     8,713     8.35%

Noninterest-earning assets
    Cash and due from banks                                    16,829                           15,749
    Allowance for loan losses                                  (2,547)                          (2,081)
    Other                                                      17,848                           19,842
                                                             --------                         --------
         Total assets                                        $412,771                         $456,926
                                                             ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    NOW and money market accounts                            $ 63,929        393     2.47%    $ 68,965       436     2.56%
    Savings                                                   102,878      1,128     4.41%      81,198       803     4.01%
    Certificates of deposit:
         Under $100,000                                        48,202        681     5.68%      28,956       327     4.58%
         $100,000 and over                                     14,152        201     5.71%       8,782       104     4.80%
         Total interest-bearing deposits                     --------      -----              --------     -----
                                                              229,161      2,403     4.22%     187,901     1,670     3.60%
                                                             --------      -----              --------     -----

Federal Home Loan Bank advances and federal funds purchased    66,527        920     5.56%     161,765     2,422     6.07%
Securities sold under repurchase agreements                     6,026         71     4.74%       3,693        43     4.72%
Notes Payable                                                   1,049         24     9.20%       1,106        26     9.53%
                                                             --------      -----              --------     -----
    Total interest-bearing liabilities                        302,763      3,418     4.54%     354,465     4,161     4.76%
Noninterest-bearing demand accounts                            76,912                           76,261
                                                             --------                         --------
    Total deposits and interest-
         bearing liabilities                                  379,675                          430,726
Other noninterest-bearing liabilities                           2,404                            2,000
                                                             --------                         --------
    Total liabilities                                         382,079                          432,726
Shareholders' equity                                           30,692                           24,200
                                                             --------                         --------
    Total liabilities and
         shareholders' equity                                $412,771                         $456,926
                                                             ========                         ========
Net interest income                                                       $4,469                          $4,552
                                                                          ======                          ======
Net interest spread                                                                  3.79%                           3.58%
                                                                                     ====                            ====
Net interest margin                                                                  4.72%                           4.36%
                                                                                     ====                            ====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                          126%                             119%
                                                             ========                         ========

(1) Loans are net of unearned discount. Nonaccruals are included in average loans outstanding. Loan fees are included in interest income as follows: 1996 - $284,000; 1995 - $251,000

The following table illustrates, for the periods indicated, the changes in Vectra's net interest income due to changes in volume and changes in interest rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate.

                                                                 For the three months ended March 31,
                                                                        1996 compared to 1995:
                                                                        increase (decrease) in
                                                                         net interest income
                                                                          due to changes in
                                                                  -----------------------------------
                                                                  Volume           Rate         Total
                                                                  ------          ------        -----
                                                                        (Dollars in thousands)
INTEREST EARNING ASSETS
Investments                                                      $(1,017)        $ (346)       $(1,363)
Investment in the stock of the Federal Home Loan Bank                (58)            --            (58)
Loans                                                                703           (108)           595
                                                                 -------         ------        -------
Total interest earning assets                                       (372)          (454)          (826)

INTEREST BEARINGS DEPOSITS
NOW and money market accounts                                         28             15             43
Savings                                                             (227)           (98)          (325)
Time certificates of deposit under $100,000                         (225)          (129)          (354)
Time certificates of deposit $100,000 and over                       (66)           (31)           (97)
Federal Home Loan Bank advances and federal funds purchased        1,416             86          1,502
Securities and loans sold under repurchase agreements                (28)            --            (28)
Notes Payable                                                          1              1              2
                                                                 -------         ------        -------
Total interest bearing liabilities                                   899           (156)           743

Net increase (decrease) in net interest income                   $   527         $ (610)       $   (83)
                                                                 =======         ======        =======

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         INTEREST INCOME. Interest income decreased $826,000 to $7.9 million in the first quarter of 1996 from $8.7 million in the same quarter of 1995. The decrease was primarily a result of asset mix change with average loans increasing by $24.6 million while average investments declined by $63.4 million. These changes are consistent with management's desire to continue the expansion of the loan portfolio while allowing investments to decline as a percent of total assets. In addition to the volume changes, lower average interest rates in the first quarter of 1996 compared to 1995 also contributed to the increase in interest income. Management continues to focus on loan growth. Most of the Company's investments are in floating rate securities tied to a variety of indices. The yield on investments in the first quarter of 1996 decreased 0.80% compared to the same period in 1995, due to declines in the indices to which the variable rate securities are tied.

         INTEREST EXPENSE. Interest expense decreased $743,000 to $3.4 million in the first quarter of 1996 from $4.2 million in the same period of 1995. This decrease was primarily a result of a $95.3 million decrease in average FHLB borrowings which together with a 0.51% decline in the average cost of such borrowings contributed $1.5 million to the decline in interest expense. Partially offsetting the decline related to FHLB borrowings was a $41.3 million increase in average interest-bearing deposits which combined with a 0.62% increase in average cost of such deposits contributed a $733,000 increase in interest expense. During 1995 and continuing in the first quarter of 1996, the Company focused on replacing FHLB borrowings with deposits which have a lower average cost. Expansion of the depositor base also provides added customer cross selling opportunities. The Company expects, however, to continue to supplement its deposit funding with borrowed funds to fund loan demand and to finance its investment portfolio.

         NET INTEREST INCOME. Net interest income decreased $83,000 in the first quarter of 1996 compared to the same period in 1995. The decrease in net interest income resulted from the $42.8 million decrease in average interest-earning assets partially offset by the increase in the net interest margin. Net interest margin increased to 4.72% in 1996 from 4.36% in 1995. The principal reasons for the increase in net interest margin relate to changes in the mix of assets and liabilities. Higher yielding loans have increased while lower yielding investments have declined and higher costing FHLB borrowings have declined and been replaced in part by lower costing deposits.

         OTHER INCOME. Other income increased $415,000 to $1.1 million in the first quarter of 1996 from $728,000 in the same period of 1995, principally as a result of a $311,000 increase in gain on sales of loans. The Company's purchase of MacWest Mortgage Company on June 30, 1995, which substantially increased the Company's mortgage lending capacity, resulted in an increase in gain on sales of mortgage loans by $211,000 to $223,000 in the first quarter of 1996 compared to $12,000 in the same quarter of 1995. A $100,000 increase in gain on sales of SBA loans to $167,000 from $67,000 in the corresponding period accounted for the remainder of the increase in gains. The remainder of the increase in other income was from a $73,000 increase in service fees on deposit accounts.

         OTHER EXPENSES. Other expenses increased $282,000 to $4.0 million in the first quarter of 1996 from $3.7 million in the same period of 1995. The increase consisted of a $279,000 increase in salaries and employee benefits, a $94,000 increase in net occupancy and a $91,000 decrease in other miscellaneous expenses. The increase in the mortgage lending staff caused $155,000 of the increase in salaries and employee benefits with merit increases and other changes accounting for the remainder. The increases in net occupancy related primarily to depreciation of new computer hardware and software. A decrease in FDIC premiums was the primary contributor to the decrease in other miscellaneous expenses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
Exhibits:  27 Financial Data Schedule
Reports:   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 5/15/96    By:                       /s/ Ray L. Nash
     --------         ----------------------------------------------------------
                 Ray L. Nash, Chief Financial Officer (Chief Accounting Officer)
                      Authorized Signatory

                                 EXHIBIT INDEX

Exhibit
Number                         Exhibit Description                         Page
- - -------                        -------------------                         ----

  27                         Financial Data Schedule