Form 10-Q
period 1996-06-30
VECTRA BANKING CORP
filed 1996-08-13
CIK 862695

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996
                                                ----------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT

               For the transition period from              to
                                              ------------    --------------
                       Commission file number    0-23622
                                              -------------

                          VECTRA BANKING CORPORATION
- --------------------------------------------------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)


        Colorado                                           84-1087703
- ---------------------------------           ------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


          1650 South Colorado Boulevard, Suite 320, Denver, CO 80222
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (303) 782-7440
- --------------------------------------------------------------------------------

                         (Issuer's telephone number)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes      No
                                                                  ----    ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 3,198,779
                                                  ---------
Transitional Small Business Disclosure Format (Check one): Yes     ; No   X
                                                               ----     -----

                           VECTRA BANKING CORPORATION

                                     PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, of a normal recurring nature necessary to a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's (or "Vectra's") Form 10-K for the fiscal year ended December 31, 1995.

                 VECTRA BANKING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                                                                June         December
                                                                                              30, 1996       31, 1995
                                                                                           -----------    -----------
ASSETS                                                                                         (Dollars in thousands)

Cash and due from banks                                                                    $    29,032    $    17,320
Federal funds sold                                                                                   -          2,000
Securities available for sale, at market value                                                 189,177        170,384
Securities held to maturity                                                                        295            814
Federal Home Loan Bank stock                                                                     3,938          5,173
Loans                                                                                          289,752        206,664
    Less allowance for loan losses                                                              (3,837)        (2,493)
                                                                                           -----------    -----------

Net loans                                                                                      285,915        204,171
Real estate acquired by foreclosure                                                              1,068            919
Premises and equipment, net                                                                     12,241         10,575
Intangible asset, net                                                                            8,160            273
Deferred income taxes                                                                            3,040          2,422
Other assets                                                                                     5,499          3,755
                                                                                           -----------    -----------
   Total assets                                                                            $   538,365    $   417,806
                                                                                           ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand                                                                                 $   117,244    $    80,058
    NOW and money market                                                                        92,077         63,704
    Savings                                                                                    125,050         99,254
    Time deposits under $100,000                                                                62,885         49,511
    Time deposits $100,000 and over                                                             24,914         14,558
                                                                                           -----------    -----------
Total deposits                                                                                 422,170        307,085
Federal Home Loan Bank advances and federal funds purchased                                     61,730         70,345
Securities and loans sold under repurchase agreements                                            6,688          7,429
Notes payable                                                                                    4,050          1,051
Accounts payable and other liabilities                                                           1,454          1,711
                                                                                           -----------    -----------
Total liabilities                                                                              496,092        387,621
                                                                                           -----------    -----------

Shareholders' equity:
    Preferred stock                                                                             19,021          8,050
    Common stock                                                                                25,713         25,604
    Retained earnings (deficit)                                                                  1,961            170
                                                                                           -----------    -----------
Realized shareholders' equity                                                                   46,695         33,824
   Unrealized loss on securities available for sale                                             (4,422)        (3,639)
Total shareholders' equity                                                                      42,273         30,185
                                                                                           -----------    -----------
   Total liabilities and shareholders' equity                                              $   538,365    $   417,806
                                                                                           ===========    ===========

Realized shareholders' equity per common share                                                   $8.65          $8.07
                                                                                           ===========    ===========
Book value per common share                                                                      $7.27          $6.93
                                                                                           ===========    ===========

Common shares outstanding at end of period                                                   3,198,779      3,195,279

Capital ratios:
Total capital to risk-weighted assets                                                            11.58%         13.69%
Tier 1 capital to risk-weighted assets                                                           10.53%         12.74%
Tier 1 capital to tangible assets                                                                 6.85%          7.69%
Equity to total assets                                                                            7.85%          7.22%



                  VECTRA BANKING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        For the quarters ended            For the six months ended
                                                       -------------------------         ----------------------------
                                                       June 30,         June 30,         June 30,            June 30,
                                                         1996             1995             1996                1995
                                                       --------         --------         --------            --------
                                                          (Dollars in thousands, except share and per share amounts)
Interest income:
   Interest and fees on loans                        $     5,745      $     4,922      $       11,051           9,633
   Interest on investments and federal funds sold          2,813            3,893               5,394           7,895
                                                     -----------      -----------      --------------      ----------
      Total interest income                                8,558            8,815              16,445          17,528
                                                     -----------      -----------      --------------      ----------
Interest expense:
   Interest on deposits:
     NOW, money market and savings accounts                1,568            1,310               3,089           2,550
     Time deposits under $100,000                            678              503               1,359             829
     Time deposits $100,000 and over                         205              150                 406             254
Advances from the Federal Home Loan Bank and
federal funds purchased                                      879           2,234                1,799           4,656
   Securities and loans sold under agreements to
repurchase                                                    63               59                 134             102
   Notes payable                                              22               24                  46              50
                                                     -----------      -----------      --------------      ----------
      Total interest expense                               3,415            4,280               6,833           8,441
                                                     -----------      -----------      --------------      ----------
Net interest income                                        5,143            4,535               9,612           9,087
Provision for loan losses                                    189              284                 368             484
                                                     -----------      -----------      --------------      ----------
Net interest income after provision for loan losses        4,954            4,251               9,244           8,603
                                                     -----------      -----------      --------------      ----------
Other income:
   Service fees on deposit accounts                          715              655               1,421           1,288
   Gain on sale of loans                                     376              178                 766             257
   Net gain/(loss) on sale of securities                    (163)              56                (163)             47
   Other                                                      41              117                  88             142
                                                     -----------      -----------      --------------      ----------
      Total other income                                     969            1,006               2,112           1,734
                                                     -----------      -----------      --------------      ----------
Other expenses:
   Salaries and employee benefits                          2,280            2,041               4,547           4,029
   Net occupancy                                             622              574               1,255           1,113
   Other                                                   1,186            1,427               2,320           2,652
                                                     -----------      -----------      --------------      ----------
      Total other expenses                                 4,088            4,042               8,122           7,794
                                                     -----------      -----------      --------------      ----------

Earnings before income taxes                               1,835            1,215               3,234           2,543
Income tax expense                                           630              367               1,040             831
                                                     -----------      -----------      --------------      ----------
Net earnings                                               1,205              848               2,194           1,712
Preferred stock dividend                                     219              193                 404             378
                                                     -----------      -----------      --------------      ----------
Net earnings available to common shareholders        $       986      $       655      $        1,790           1,334
                                                     ===========      ===========      ==============      ==========

Earnings per weighted average common
     share outstanding:
Earnings per share                                   $      0.31      $      0.20      $         0.56      $     0.42
                                                     ===========      ===========      ==============      ==========

Weighted average common shares outstanding             3,196,446        3,195,279           3,195,862       3,195,279
                                                     ===========      ===========      ==============      ==========
Earnings per fully diluted share                     $      0.30      $      0.20      $         0.55      $     0.41
                                                     ===========      ===========      ==============      ==========
Fully diluted common shares outstanding                3,260,525        3,231,524           3,257,531       3,230,608
                                                     ===========      ===========      ==============      ==========


                  VECTRA BANKING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                     For the six months ended
                                                                                                     June 30,         June 30,
                                                                                                       1996             1995
                                                                                                      (Dollars in thousands)
Net cash provided by operating activities                                                         $     1,442     $        2,873
                                                                                                  -----------     --------------
Cash flows from investing activities:
     Net increase in loans from existing offices                                                       (9,734)            (5,222)
     Loans acquired in the Southwest State Bank acquisition                                           (73,745)
     Purchase of securities available for sale                                                        (18,829)            (4,408)
     Purchase of securities held to maturity                                                                -             (1,462)
     Securities acquired in the Southwest State Bank acquisition                                      (18,963)                -
     Proceeds from sales  of securities available for sale                                             11,658             36,544
     Proceeds from maturities of securities available for sale                                          5,847              4,793
     Proceeds from maturities of securities held to maturity                                              531              2,136
     Federal funds acquired in the Southwest State Bank acquisition                                   (11,900)                 -
     Net decrease (increase) in federal funds sold                                                     13,900             (3,640)
     Other                                                                                              3,181               (251)
                                                                                                  -----------     --------------
                Net cash provided (used) by investing activities                                      (98,054)            28,490
                                                                                                  -----------     --------------

Cash flows from financing activities:
     Net increase in deposits from existing offices                                                    18,661             13,045
     Deposits acquired in the Southwest State Bank acquisition                                         96,424                  -
     Net decrease in FHLB advances and federal funds purchased                                         (8,615)           (44,990)
     Repayment of note payable                                                                         (1,051)               (44)
     Proceeds from note payable                                                                         4,050                  -
     Preferred stock dividend                                                                            (404)              (378)
     Net decrease in securities and loans sold under                                                        -                  -
       agreements to repurchase                                                                          (741)              (528)
                                                                                                  -----------     --------------
                Net cash provided (used) by financing activities                                      108,323            (32,895)
                                                                                                  -----------     --------------

Net increase (decrease) in cash and due from banks                                                     11,712             (1,532)
Cash and due from banks at beginning of period                                                         17,320             17,249
                                                                                                  -----------     --------------

Cash and due from banks at end of period                                                          $    29,032     $       15,717
                                                                                                  ===========     ==============


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

The interim results for the periods ended June 30, 1996 and 1995, are not necessarily indicative of results for the full calendar year. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K for the fiscal year ended December 31, 1995.


Item 2.  Management's Discussion and Analysis

It is presumed that readers of these interim financial statements have read or have access to the Management's Discussion and Analysis of Financial Condition and Results of Operation for the years ended December 31, 1995 and 1994, included in Vectra's Form 10-K for the fiscal year ended December 31, 1995 and in Vectra's Form 8-K, filed June 28, 1996, with respect to the acquisition of Bank Land Co. and Southwest State Bank.

                    COMPARISON OF STATEMENTS OF CONDITION AT
                      JUNE 30, 1996 AND DECEMBER 31, 1995

     ACQUISITION OF BANK LAND COMPANY AND SOUTHWEST STATE BANK. On June 18, 1996, Vectra completed the acquisition of Bank Land Company and its subsidiary, Southwest State Bank (collectively "SWSB") in a transaction accounted for using purchase accounting. As such, the assets and liabilities of SWSB are recorded at their fair values on Vectra's books as of the closing date. The excess of the total purchase price over the net fair value of SWSB's assets and liabilities is recorded as goodwill and will be amortized on a straight line basis over 25 years. Total purchase price was $22.3 million paid $11.4 million in cash and $10.9 million in a new issue of convertible preferred stock. At the closing date, SWSB had total loans of $72 million, deposits of $98 million and securities of $19 million. Upon acquisition, Vectra classified all of SWSB's securities as available-for-sale. Final determination of the fair value of all assets and liabilities as of the closing date has not been completed, but based on estimates as of June 30, 1996, the purchase accounting adjustments resulted in an increase in goodwill of $7.9 million. Vectra's results of operations for the periods ended June 30, 1996 included the results of SWSB only for the twelve days from June 18 to June 30, 1996.

     ASSETS.     The total assets of the company increased $120.6 million, or
28.9%, to $538.4 million at June 30, 1996 from $417.8 million at December 31, 1995. Securities available for sale increased $18.8 million to $189.2 at June 30, 1996 from $170.4 million at December 31, 1995. Loans increased $83.1 million to $289.8 million at June 30, 1996 from $206.7 million at December 31, 1995. Vectra's acquistion of SWSB contributed significantly to the growth in loans and deposits, as well as in premises and intangible assets. At June 30, 1996, securities available for sale included $2.0 million of securities classified as trading. Such securities were sold in July, 1996.

     ALLOWANCE FOR LOAN LOSSES.     The following table sets forth information
regarding changes in the Vectra's allowance for loan losses for the periods indicated.



                                                For the three For the six
                                                 months ended months ended
                                                ------------- ------------
                                                   June 30,      June 30,
                                                     1996          1996
                                                ------------- ------------
                                                  (Dollars in thousands)

       Balance, beginning of period                   $2,596    $  2,493
       Acquired through acquisition                    1,346       1,346
       Provision for loan losses                         189         368
       Recoveries                                         26          59
       Charge offs                                      (320)       (429)
                                                      ------    --------
       Balance, end of period                         $3,837    $  3,837
                                                      ======    ========



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

     NONPERFORMING ASSETS.     The following table sets forth information
concerning Vectra's nonperforming assets as of the dates indicated (in thousands).


                                                                      June 30,        Dec. 31,
                                                                       1996             1995
                                                                      --------        --------
                                                                       (Dollars in thousands)
 Loans 90 days or more delinquent and still accruing interest          $  405          $   83
 Nonaccrual loans                                                       1,657           1,292
 Restructured loans                                                         -               -
  Total nonperforming loans                                             2,062           1,375
 Real estate and other assets acquired by foreclosure                   1,128             994
                                                                       ------          ------
  Total nonperforming assets                                           $3,190          $2,369
                                                                       ======          ======

 Nonperforming assets to total assets                                   0.59%           0.57%
 Nonperforming assets to total equity                                   7.55%           7.85%
 Nonperforming loans to total loans                                     0.71%           0.67%
 Allowance for loan losses to nonperforming loans                     186.08%         181.31%
 Allowance for loan losses to total loans                               1.32%           1.21%


     The $821,000 increase from December 31, 1995 to June 30, 1996 is primarily a result of nonperforming assets owned by SWSB at the time of closing.

     LIABILITIES.     Total deposits increased $115.1 million, or 37.5%, to
$422.2 million at June 30, 1996 from $307.1 million at December 31, 1995. The acquisition of SWSB contributed $98 million to the deposit increase. Federal Home Loan Bank advances and federal funds purchased decreased $8.6 million to $61.7 million at June 30, 1996 from $70.3 million at December 31, 1995. Notes payable increased $3.0 million to $4.1 million at June 30, 1996 from $1.1 million at December 31, 1995. This increase represents a new note payable obtained in connection with the purchase of SWSB which is to be repaid over ten years.

     SHAREHOLDERS' EQUITY.    Vectra's shareholders' equity increased $12.1
million to $42.3 million at June 30, 1996 from $30.2 million at December 31, 1995. Of the increase, $10.9 million is attributable to the issuance of preferred stock for the acquisiton of SWSB.

The Company has chosen to designate substantially all of its securities investment portfolio as available-for-sale. Accounting standards require that unrealized gains and losses in the estimated value of the available-for-sale portfolio (net of tax) be "marked-to-market" and reflected as a separate item in the shareholders' equity section of the balance sheet. This results in fluctuations in equity (both increases and decreases) resulting from changes in the market value of the entire securities portfolio. There was a $783,000 increase in unrealized loss on securities available for sale to $4.2 million at June 30, 1996 from $3.6 million at December 31, 1995.

                    COMPARISONS OF STATEMENTS OF OPERATIONS

The following table provides a summary of the major elements of income and expense for the second quarter of 1996 compared with the second quarter of 1995.




                                              For the three months              Impact on
                                                  ended June 30,                net income
                                         ------------------------------         increase        %
                                            1996                1995           (decrease)     change
                                         ---------           ----------        ----------     ------
Interest income                         $    8,558           $    8,815          $ (257)       (2.92%)
Interest expense                            (3,415)              (4,280)            865       (20.21%)
                                        ----------           ----------          ------
Net interest income                          5,143                4,535             608        13.41%
Provision for loan losses                     (189)                (284)             95       (33.45%)
                                        ----------           ----------          ------
Net interest income after
 provision for loan losses                   4,954                4,251             703        16.54%
Total other income                             969                1,006             (37)       (3.68%)
Total other expenses                        (4,088)              (4,042)            (46)        1.14%
                                        ----------           ----------          ------
Income before income taxes                   1,835                1,215             620        51.03%
Income tax expense                            (630)                (367)           (263)       71.66%
                                        ----------           ----------          ------
Net earnings                            $    1,205           $      848          $  357        42.10%
                                        ==========           ==========          ======
Earnings per weighted average
 common share outstanding               $     0.31           $     0.20          $ 0.11        55.00%
                                        ==========           ==========          ======

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

The following table sets forth information for the periods indicated with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Vectra. These schedules include no adjustments related to tax-exempt interest as such interest has not been significant. Because the balances resulting from the SWSB acquisition were included in the averages for only the last twelve days of the quarter, the average balances for the quarter were substantially lower than the balances as of June 30, 1996.

                 Vectra Banking Corporation and Subsidiaries


                                                                                 For the three months ended June 30,
                                                                  ---------------------------------------------------------------
                                                                               1996                         1995
                                                                  -----------------------------    ------------------------------
                                                                             Interest   Average               Interest    Average
                                                                  Average    earned     yield      Average   earned       yield
                                                                  balance    or paid    or cost    balance   or paid     or cost
                                                                  -------    -------    -------    -------   ---------   --------
                                                                                (Dollars in thousands)
ASSETS
Investments                                                      $177,913      2,748    6.21%     $224,205      3,774       6.75%
Federal Home Loan Bank stock                                        3,848         65    6.79%        7,932        119       6.02%
Loans (1)                                                         218,293      5,745   10.58%      183,451      4,922      10.76%
                                                                 -------------------              -------------------
     Total interest-earning assets                                400,054      8,558    8.60%      415,588      8,815       8.51%

Noninterest-earning assets
  Cash and due from banks                                          18,480                           15,430
  Allowance for loan losses                                        (2,670)                          (2,218)
  Other                                                            19,554                           18,989
                                                                 --------                         --------
     Total assets                                                $435,418                         $447,789
                                                                 ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  NOW and money market accounts                                  $ 68,696        425    2.49%     $ 64,955        492       3.04%
  Savings                                                         108,080      1,143    4.25%       81,209        818       4.04%
  Certificates of deposit:
    Under $100,000                                                 49,191        678    5.54%       36,658        503       5.50%
    $100,000 and over                                              15,261        205    5.40%       10,704        150       5.62%
                                                                 -------------------              -------------------
     Total interest-bearing deposits                              241,228      2,451    4.09%      193,526      1,963       4.07%

Federal Home Loan Bank advances and
  federal funds purchased                                          65,333        879    5.41%      144,237      2,234       6.21%
Securities sold under repurchase agreements                         5,660         63    4.48%        4,796         59       4.93%
Notes Payable                                                       1,143         22    7.74%        1,079         24       8.92%
                                                                 -------------------              -------------------
     Total interest-bearing liabilities                           313,364      3,415    4.38%      343,638      4,280       5.00%
Noninterest-bearing demand accounts                                87,249                           75,034
                                                                 --------                         --------
     Total deposits and interest-
       bearing liabilities                                        400,613                          418,672
Other noninterest-bearing liabilities                               2,233                            2,451
                                                                 --------                         --------
     Total liabilities                                            402,846                          421,123
Shareholders' equity                                               32,572                           26,666
                                                                 --------                         --------
     Total liabilities and
       shareholders' equity                                      $435,418                         $447,789
                                                                 ========                         ========
Net interest income                                                         $  5,143                         $  4,535
                                                                            ========                         ========
Net interest spread                                                                     4.22%                               3.51%
                                                                                        =====                               =====
Net interest margin                                                                     5.17%                               4.38%
                                                                                        =====                               =====
Ratio of average interest-earning assets to
  average interest-bearing liabilities                               128%                             121%
                                                                 ========                         ========


(1) Loans are net of unearned discount. Nonaccruals are included in average loans outstanding. Loan fees are included in interest income as follows:
     1996 - $355,000;  1995 - $269,000

The following table illustrates, for the periods indicated, the changes in Vectra's net interest income due to changes in volume and changes in interest rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate.


                                                                    For the three months ended June 30,
                                                                            1996 compared to 1995:
                                                                           increase (decrease) in
                                                                             net interest income
                                                                              due to changes in
                                                                 ------------------------------------------
                                                                   Volume           Rate          Total
                                                                 -----------     ----------     -----------
                                                                            (Dollars in thousands)
  Interest earning assets
  Investments                                                     $   (779)       $  (247)       $  (1,026)
  Investment in the stock of the Federal Home Loan Bank                (61)             7              (54)
  Loans                                                                935           (112)             823
                                                                  --------        -------        ---------
  Total interest earning assets                                         95           (352)            (257)

  Interest bearings deposits
  NOW and money market accounts                                        (28)            95               67
  Savings                                                             (271)           (54)            (325)
  Time certificates of deposit under $100,000                         (172)            (3)            (175)
  Time certificates of deposit $100,000 and over                       (64)             9              (55)
  Federal Home Loan Bank advances and federal funds purchased        1,222            133            1,355
  Securities and loans sold under repurchase agreements                (11)             7               (4)
  Notes Payable                                                         (1)             3                2
                                                                  --------        -------        ---------
  Total interest bearing liabilities                                   675            190              865

  Net increase (decrease) in net interest income                  $    770        $  (162)       $     608
                                                                  ========        =======        =========

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     INTEREST INCOME. Interest income decreased $257,000 to $8.6 million in the second quarter of 1996 from $8.8 million in the same quarter of 1995. The primary factors contributing to this decrease were the asset mix change with average loans increasing by $34.8 million while average investments declined by $46.3 million. These changes are consistent with management's desire to continue the expansion of the loan portfolio while allowing investments to decline as a percent of total assets. In addition to the volume changes, lower average interest rates in the second quarter of 1996 compared to 1995 also contributed to the decrease in interest income. Management continues to focus on loan growth. Most of the Company's investments are in floating rate securities tied to a variety of indices. The yield on investments in the second quarter of 1996 decreased 0.54% compared to the same period in 1995, due to declines in the indices to which the variable rate securities are tied.

     INTEREST EXPENSE. Interest expense decreased $865,000 to $3.4 million in the second quarter of 1996 from $4.3 million in the same period of 1995. This decrease was primarily a result of a $78.9 million decrease in average FHLB borrowings which together with a 0.80% decline in the average cost of such borrowings contributed $1.4 million to the decline in interest expense. Partially offsetting the decline related to FHLB borrowings was a $47.7 million increase in average interest-bearing deposits which, combined with a slight 0.02% increase in average cost of such deposits, contributed a $488,000 increase in interest expense. During 1995 and continuing in the second quarter of 1996, the Company focused on replacing FHLB borrowings with deposits which have a lower average cost. Expansion of the depositor base also provides added customer cross selling opportunities. The Company expects, however, to continue to supplement its deposit funding with borrowed funds to fund loan demand and to finance its investment portfolio.

     NET INTEREST INCOME. Net interest income increased $608,000 in the second quarter of 1996 compared to the same period in 1995. The increase in net interest income resulted from an increase in net interest margin to 5.17% in 1996 from 4.38% in 1995, partially offset by a decrease of $15.5 million in average interest earning assets. The principal reasons for the increase in net interest margin relate to changes in the mix of assets and liabilities. Higher yielding loans have increased while lower yielding investments have declined and higher costing FHLB borrowings have declined and been replaced in part by lower costing deposits. Net interest spread also increased 0.71% to 4.22% in the second quarter of 1996 from 3.51% in the same period in 1995 resulting from an improvement in the yield on interest earning assets and a decline in the average cost of interest-bearing liabilites.

     OTHER INCOME. Other income decreased $37,000 to $969,000 in the second quarter of 1996 from $1.0 million in the same period of 1995, principally as a result of a $163,000 loss on sales of securities in the second quarter of 1996 compared to a $56,000 gain in the same period in 1995. The Company's purchase of MacWest Mortgage Company on June 30, 1995, which substantially increased the Company's mortgage lending capacity, resulted in an increase in gain on sales of mortgage loans by $222,000 to $283,000 in the second quarter of 1996 compared to $61,000 in the same quarter of 1995. A $24,000 decrease in gain on sales of SBA loans to $94,000 from $118,000 in the corresponding periods partially offset the increase in gains from mortgages.

     OTHER EXPENSES. Other expenses increased $46,000 to $4.1 million in the second quarter of 1996 from $4.0 million in the same period of 1995. The increase consisted of a $239,000 increase in salaries and employee benefits, a $48,000 increase in net occupancy, a $29,000 increase in printing, supplies and postage, a $24,000 increase in amortization of intangible assets and other lesser net increases of $42,000 offset by a decrease in FDIC premiums of $185,000 and in business development of $151,000. The increase in the mortgage lending staff caused $174,000 of the increase in salaries and employee benefits with merit increases and other changes accounting for the remainder. The increases in net occupancy related primarily to depreciation of new computer hardware and software. The decline in FDIC premiums resulted from a reduction in rates effective June 1, 1995. The decrease in business development expenses related to marketing of deposit programs in the second quarter of 1995 which were not repeated in 1996.

     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     INTEREST INCOME. Interest income decreased $1.1 million to $16.4 million in 1996 from $17.5 million in 1995. This decrease is primarily due to a net decrease in the level of interest-earning assets combined with a shift in the mix of assets. Average loans increased $29.7 million to $211.2 million in 1996 from $181.5 million in 1995 while average investments decreased $54.8 million to $174.8 million in 1996 from $229.6 in 1995.

     INTEREST EXPENSE. Interest expense decreased $1.6 million to $6.8 million in 1996 from $8.4 million in 1995. For the six month period in 1996, average FHLB borrowings decreased by $87.1 million to $65.9 million in 1996 from $153.0 million in 1995. During the same period, average interest-bearing deposits increased by $44.5 million to $235.2 million in 1996 from $190.7 million in 1995. This change in funding mix to the less costly deposits contributed to the reduction in interest expense.

     NET INTEREST INCOME. Net interest income increased $525,000 to $9.6 million in 1996 from $9.1 million in 1995. The increase in net interest margin to 4.95% in 1996 from 4.37% in 1995 was largely due to the change in mix of assets and liabilities.

     OTHER INCOME. Other income increased $378,000 to $2.1 million in 1996 from $1.7 million in 1995. Service fees on deposit accounts increased by $133,000. The $509,000 increase in gains on sales of loans consisted of a $433,000 increase in gain on sales of mortgages and a $76,000 increase in gain on the sales of SBA loans. Offsetting the above gains was a $210,000 increase in the loss on sales of securities consisting of a $163,000 loss in 1996 compared to a $47,000 gain in 1995.

     OTHER EXPENSES. Other expenses increased $328,000 to $8.1 million in 1996 from $7.8 million in 1995. This increase consisted of $518,000 in salaries and employee benefits, $142,000 in net occupancy and $123,000 of other net increases partially offset by decreases of $327,000 in FDIC premiums and $128,000 in business development. The increase in salaries and employee benefits was primarily due to the addition of mortgage lending staff and the addition of certain positions to support asset growth, pay increases and increased benefits expenses. The increases in net occupancy were primarily due to depreciation of new computer hardware and software. The decrease in FDIC premiums was the result of a reduction in rates effective June 1, 1995 and the decrease in business development expense was due to an increased emphasis on marketing of deposit programs the first half of 1995.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
       a. A special meeting of shareholders was held on June 18, 1996.

       b. Not applicable

       c. The special meeting was held to consider and to act upon a proposal to approve the issuance of Vectra Banking Corporation's ("VBC") securities pursuant to the Agreement and Plan of Merger under which Bank Land Co. and Southwest State Bank would merge with and into Vectra Bank and under which shareholders of Bank Land Co. and Southwest State Bank would receive $100 Series A Convertible Preferred Stock of VBC, VBC contingent Warrants to purchase VBC Common Stock, and cash. The results of the voting were as follows:

                  Number of shares eligible to vote  3,195,279
                  Total number of shares voted       1,710,185
                  Shares voted for                   1,707,095
                  Shares voted against                   none
                  Number of abstentions                 3,090


       d. Not applicable.

Item 5. Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
       a. 27 - Financial Data Schedule.

       b. On June 28, 1996, Registrant filed a report on form 8-K. Reference is made to such report with commission file number 0-23622. Items reported in such report were Item 2. Acquisition or Disposition of Assets in which the completion of the acquisition of Bank Land Co. was reported and Item 7. Financial Statements and Exhibits in which reference was made to Form S-4 of the Registrant, No. 333-3248 which contained all the required financial statements disclosures required by the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 08/12/96               By:        /s/ Ray L. Nash
     -----------                --------------------------------
                                Ray L. Nash, Chief Financial Officer
                                (Chief Accounting Officer)
                                Authorized Signatory

                                EXHIBIT INDEX


EXHIBIT
NUMBER                    EXHIBIT DESCRIPTION                          PAGE
- -------                   -------------------                          ----
  27                      Financial Data Schedule
