Form 10-Q
period 1996-09-30
VECTRA BANKING CORP
filed 1996-11-13
CIK 862695

                   U.S. Securities and Exchange Commission
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 1996
                                         --------------------------------------

 [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________  to  _______________

                    Commission file number       0-23622
                                            --------------------

                         VECTRA BANKING CORPORATION
--------------------------------------------------------------------------------
                          (Exact name of issuer as
                          specified in its charter)


            Colorado                                  84-1087703
------------------------------------         -----------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

         1650 South Colorado Boulevard, Suite 320, Denver, CO 80222
--------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (303) 782-7440
--------------------------------------------------------------------------------
              (Registrant's telephone number including area code)


--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes        No
                                                      ----      ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's class of
common stock, as of the latest practicable date:    3,198,779
                                                   --------------

                           VECTRA BANKING CORPORATION

                        PART I -- FINANCIAL INFORMATION


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

          VECTRA BANKING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                                                             September             December
                                                                              30, 1996             31, 1995
                                                                            ------------          -----------
ASSETS                                                                            (Dollars in thousands)
Cash and due from banks                                                     $     26,990          $    17,320
Federal funds sold                                                                   -                  2,000
Securities available for sale, at market value                                   191,619              170,384
Securities held to maturity                                                          276                  814
Federal Home Loan Bank stock                                                       6,620                5,173
Loans                                                                            300,476              206,664
                                                                            ------------          -----------
     Less allowance for loan losses                                               (4,045)              (2,493)
Net loans                                                                        296,431              204,171
Real estate acquired by foreclosure                                                1,346                  919
Premises and equipment, net                                                       12,323               10,575
Intangible asset, net                                                              8,016                  273
Deferred income taxes                                                              2,848                2,422
Other assets                                                                       4,775                3,755
                                                                            ------------          -----------
    Total assets                                                            $    551,244          $   417,806
                                                                            ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                                 $    107,965          $    80,058
     NOW and money market                                                         87,404               63,704
     Savings                                                                     129,950               99,254
     Time deposits under $100,000                                                 62,672               49,511
     Time deposits $100,000 and over                                              25,524               14,558
                                                                            ------------          -----------
Total deposits                                                                   413,515              307,085
Federal Home Loan Bank advances and federal funds purchased                       78,700               70,345
Securities and loans sold under repurchase agreements                              8,801                7,429
Notes payable                                                                      4,050                1,051
Accounts payable and other liabilities                                             2,273                1,711
                                                                            ------------          -----------
Total liabilities                                                                507,339              387,621
                                                                            ------------          -----------
Shareholders' equity:
     Preferred stock                                                              19,021                8,050
     Common stock                                                                 25,713               25,604
     Retained earnings (deficit)                                                   3,138                  170
                                                                            ------------          -----------
Realized shareholders' equity                                                     47,872               33,824
     Unrealized loss on securities available for sale                             (3,967)              (3,639)
                                                                            ------------          -----------
Total shareholders' equity                                                        43,905               30,185
                                                                            ------------          -----------
    Total liabilities and shareholders' equity                              $    551,244          $   417,806
                                                                            ============          ===========
Realized shareholders' equity per common share                                     $9.02                $8.07
                                                                            ============          ===========
Book value per common share                                                        $7.78                $6.93
                                                                            ============          ===========
Tangible book value per pro forma fully converted
   common share                                                                    $6.91                $6.84
                                                                            ============          ===========
Common shares outstanding at end of period                                     3,198,779            3,195,279
                                                                            ============          ===========
Pro forma fully converted common shares at end of period                       4,026,771            3,195,279
                                                                            ============          ===========
Capital ratios:
Total tier 1 and tier 2 capital to risk-weighted assets                            11.94%               13.69%
Tier 1 capital to risk-weighted assets                                             10.84%               12.74%
Tier 1 capital to tangible assets                                                   6.96%                7.69%
Equity to total assets                                                              7.96%                7.22%

                  VECTRA BANKING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                          For the quarters ended         For the nine months ended
                                                                      -----------------------------     ---------------------------
                                                                      September 30,    September 30,    September 30,  September 30,
                                                                          1996            1995              1996           1995
                                                                      -----------      ----------        ---------      ---------
                                                                        (Dollars in thousands, except share and per share amounts)
Interest income:
     Interest and fees on loans                                       $     7,593      $    5,137        $  18,644         14,770
     Interest on investments and federal funds sold                         3,078           3,248            8,472         11,142
                                                                      -----------      ----------        ---------      ---------
          Total interest income                                            10,671           8,385           27,116         25,912
                                                                      -----------      ----------        ---------      ---------
Interest expense:
     Interest on deposits:
        NOW, money market and savings accounts                              1,911           1,467            5,000          4,016
        Time deposits under $100,000                                          848             735            2,207          1,564
        Time deposits $100,000 and over                                       353             187              759            441
     Advances from the Federal Home Loan Bank
        and federal funds purchased                                           832           1,563            2,631          6,219
     Securities and loans sold under agreements to repurchase                 102              65              236            168
     Notes payable                                                             83              24              129             73
                                                                      -----------      ----------        ---------      ---------
          Total interest expense                                            4,129           4,041           10,962         12,481
                                                                      -----------      ----------        ---------      ---------
Net interest income                                                         6,542           4,344           16,154         13,431
Provision for loan losses                                                     239             175              607            658
                                                                      -----------      ----------        ---------      ---------
Net interest income after provision for loan losses                         6,303           4,169           15,547         12,773
                                                                      -----------      ----------        ---------      ---------
Other income:
     Service fees on deposit accounts                                         874             666            2,295          1,955
     Gain on sale of loans                                                    311             306            1,077            562
     Net gain/(loss) on sale of securities                                   (151)             (9)            (314)            38
     Other                                                                     28              51              116            192
                                                                      -----------      ----------        ---------      ---------
          Total other income                                                1,062           1,014            3,174          2,747
                                                                      -----------      ----------        ---------      ---------
Other expenses:
     Salaries and employee benefits                                         2,807           2,169            7,354          6,199
     Net occupancy                                                            701             595            1,956          1,708
     Amortization of intangible assets                                         93              14              131             15
     Other                                                                  1,273           1,283            3,555          3,934
                                                                      -----------      ----------        ---------      ---------
          Total other expenses                                              4,874           4,061           12,996         11,856
                                                                      -----------      ----------        ---------      ---------
Earnings before income taxes                                                2,491           1,122            5,725          3,664
Income tax expense                                                            928             435            1,968          1,265
                                                                      -----------      ----------        ---------      ---------
Net earnings                                                                1,563             687            3,757          2,399
Preferred stock dividend                                                      385             193              790            572
                                                                      -----------      ----------        ---------      ---------
Net earnings available to common shareholders                         $     1,178      $      494        $   2,967          1,827
                                                                      ===========      ==========        =========      =========
Earnings per average common share outstanding:

Primary earnings per share                                                  $0.36           $0.15            $0.91          $0.57
                                                                      ===========      ==========        =========      =========
Average common shares and equivalents outstanding                       3,279,925       3,195,279        3,267,201      3,195,279
                                                                      ===========      ==========        =========      =========
Earnings per fully diluted share                                            $0.33           $0.15            $0.89          $0.56
                                                                      ===========      ==========        =========      =========
Fully diluted common shares outstanding                                 4,107,917       3,240,608        3,581,475      3,233,945
                                                                      ===========      ==========        =========      =========

                 VECTRA BANKING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                  For the nine months ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    1996            1995
                                                                                  ----------     ---------
                                                                                    (Dollars in thousands)
Net cash provided by operating activities                                         $    5,309     $   4,160
                                                                                  ----------     ---------
Cash flows from investing activities:
     Net increase in loans from existing offices                                     (20,808)       (8,818)
     Loans acquired in the Southwest State Bank acquisition                          (73,745)          -
     Purchase of securities available for sale                                       (29,685)       (4,925)
     Purchase of securities held to maturity                                              -         (3,675)
     Securities acquired in the Southwest State Bank acquisition                     (18,963)           -
     Proceeds from sales  of securities available for sale                            16,056        45,805
     Proceeds from maturities of securities available for sale                        10,425         5,081
     Proceeds from maturities of securities held to maturity                             550         4,622
     Federal funds acquired in the Southwest State Bank acquisition                  (11,900)           -
     Net decrease (increase) in federal funds sold                                    13,900        (1,340)
     Other                                                                               165        (1,102)
                                                                                  ----------     ---------
                Net cash provided (used) by investing activities                    (114,005)       35,648
                                                                                  ----------     ---------
Cash flows from financing activities:
     Net increase in deposits from existing offices                                   10,005        27,936
     Deposits acquired in the Southwest State Bank acquisition                        96,424           -
     Net increase (decrease) in FHLB advances and federal funds purchased              8,355       (66,390)
     Repayment of note payable                                                        (1,051)          (53)
     Proceeds from note payable                                                        4,050           -
     Preferred stock dividend                                                           (789)         (572)
     Net decrease in securities and loans sold under agreements to repurchase          1,372           434
                                                                                  ----------     ---------
                Net cash provided (used) by financing activities                     118,366       (38,645)
                                                                                  ----------     ---------
Net increase (decrease) in cash and due from banks                                     9,670         1,163
Cash and due from banks at beginning of period                                        17,320        17,249
                                                                                  ----------     ---------
Cash and due from banks at end of period                                          $   26,990     $  18,412
                                                                                  ==========     =========

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

The interim results for the periods ended September 30, 1996 and 1995, are not necessarily indicative of results for the full calendar year. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K for the fiscal year ended December 31, 1995.


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

                    COMPARISON OF STATEMENTS OF CONDITION AT
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

         ACQUISITION OF BANK LAND COMPANY AND SOUTHWEST STATE BANK.  On June
18, 1996, Vectra completed the acquisition of Bank Land Company and its subsidiary, Southwest State Bank (collectively "SWSB") in a transaction accounted for using purchase accounting. As such, the assets and liabilities of SWSB are recorded at their fair values on Vectra's books as of the closing date. The excess of the total purchase price over the net fair value of SWSB's assets and liabilities is recorded as goodwill and will be amortized on a straight line basis over 25 years. The total purchase price was $22.3 million, of which $11.4 million was paid in cash and $10.9 million in a new issue of convertible preferred stock. At the closing date, SWSB had total loans of $72 million, deposits of $98 million and securities of $19 million. Upon acquisition, Vectra classified all of SWSB's securities as available-for-sale. Final determination of the fair value of all assets and liabilities as of the closing date has not been completed, but based on estimates as of September 30, 1996, the purchase accounting adjustments resulted in an increase in goodwill of $7.9 million.

         ASSETS.     The total assets of Vectra increased $133.4 million,
or 31.9%, to $551.2 million at September 30, 1996 from $417.8 million at December 31, 1995. Securities available for sale increased $21.2 million to $191.7 million at September 30, 1996 from $170.4 million at December 31, 1995. Loans increased $93.8 million to $300.5 million at September 30, 1996 from $206.7 million at December 31, 1995. Vectra's acquisition of SWSB contributed significantly to the growth in loans and deposits, as well as in premises and intangible assets.

         ALLOWANCE FOR LOAN LOSSES.     The following table sets forth
information regarding changes in the Vectra's allowance for loan losses for the periods indicated.


                                                  For the three     For the nine
                                                  months ended      months ended
                                                  September 30,     September 30,
                                                      1996              1996
                                                   -----------       ----------
                                                       (Dollars in thousands)
Balance, beginning of period                       $     3,837       $    2,493
Acquired through acquisition                                 0            1,346
Provision for loan losses                                  239              607
Recoveries                                                  31               90
Charge offs                                                (62)            (491)
                                                   -----------       ----------
Balance, end of period                             $     4,045       $    4,045
                                                   ===========       ==========



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

                                                                    September 30,     December 31,
                                                                         1996              1995
                                                                     -----------       ----------
                                                                         (Dollars in thousands)
Loans 90 days or more delinquent and still accruing interest         $       753       $       83
Nonaccrual loans                                                             904            1,292
Restructured loans                                                           -              -
                                                                     -----------       ----------
   Total nonperforming loans                                               1,657            1,375
Real estate and other assets acquired by foreclosure                       1,406              994
                                                                     -----------       ----------
   Total nonperforming assets                                        $     3,063       $    2,369
                                                                     ===========       ==========
Nonperforming assets to total assets                                       0.56%            0.57%
Nonperforming assets to total equity                                       6.98%            7.85%
Nonperforming loans to total loans                                         0.55%            0.67%
Allowance for loan losses to nonperforming loans                         244.12%          181.31%
Allowance for loan losses to total loans                                   1.35%            1.21%


The $821,000 increase from December 31, 1995 to September 30, 1996 is primarily a result of nonperforming assets owned by SWSB at the time of its acquisition by Vectra. Management does not consider the increase to represent a negative trend in asset quality.

         LIABILITIES.     Total deposits increased $106.4 million, or 34.6%, to
$413.5 million at September 30, 1996 from $307.1 million at December 31, 1995. The acquisition of SWSB contributed $98 million to the deposit increase as of the date of closing. Federal Home Loan Bank advances and federal funds purchased increased $8.4 million to $78.7 million at September 30, 1996 from $70.3 million at December 31, 1995. Notes payable increased $3.0 million to $4.1 million at September 30, 1996 from $1.1 million at December 31, 1995.
This increase represents a new note payable obtained in connection with the purchase of SWSB which is to be repaid over ten years.

         SHAREHOLDERS' EQUITY.    Vectra's shareholders' equity increased $13.7
million to $43.9 million at September 30, 1996 from $30.2 million at December 31, 1995. Of the increase, $10.9 million is attributable to the issuance of preferred stock for the acquisition of SWSB.

The Company has chosen to designate substantially all of its securities investment portfolio as available-for-sale. Accounting standards require that unrealized gains and losses in the estimated value of the available-for-sale portfolio (net of tax) be "marked-to-market" and reflected as a separate item in the shareholders' equity section of the balance sheet. This results in fluctuations in equity (both increases and decreases) resulting from changes in the market value of the entire securities portfolio. There was a $328,000 increase in unrealized loss on securities available for sale to $4.0 million at September 30, 1996 from $3.6 million at December 31, 1995.

                    COMPARISONS OF STATEMENTS OF OPERATIONS

The following table provides a summary of the major elements of income and expense for the third quarter of 1996 compared with the third quarter of 1995.


                                            For the three months               Impact on
                                             ended September 30,              net income
                                        ---------------------------            increase              %
                                            1996              1995             (decrease)          change
                                        -----------       ----------          ----------          ---------
Interest income                         $    10,671       $    8,385          $    2,286            27.26%
Interest expense                             (4,129)          (4,041)                (88)            2.18%
                                        -----------       ----------          ----------
Net interest income                           6,542            4,344               2,198            50.60%
Provision for loan losses                      (239)            (175)                (64)           36.57%
                                        -----------       ----------          ----------
Net interest income after
   provision for loan losses                  6,303            4,169               2,134            51.19%
Total other income                            1,062            1,014                  48             4.73%
Total other expenses                         (4,874)          (4,061)               (813)           20.02%
                                        -----------       ----------          ----------
Income before income taxes                    2,491            1,122               1,369           122.01%
Income tax expense                             (928)            (435)               (493)          113.33%
                                        -----------       ----------          ----------
Net earnings                            $     1,563       $      687          $      876           127.51%
                                        ===========       ==========          ==========


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

The following table sets forth information for the periods indicated with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Vectra. These schedules include no adjustments related to tax-exempt interest as such interest has not been significant. Net interest income for the three months ended September 30, 1996, was 50% higher than for the same quarter in 1995 primarily because of the addition of the SWSB assets.

                 VECTRA BANKING CORPORATION AND SUBSIDIARIES

                                                                          For the three months ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                       1996                                      1995
                                                      --------------------------------------     ----------------------------------
                                                                       Interest     Average                  Interest      Average
                                                        Average         earned      yield         Average     earned       yield
                                                        balance        or paid      or cost       balance     or paid      or cost
                                                      ----------      ---------    ---------     ---------   ---------    ---------
                                                                                (Dollars in thousands)
ASSETS
Investments                                           $  189,984         3,010       6.30%     $ 202,547       3,153        6.18%
Federal Home Loan Bank stock                               4,016            68       6.74%         6,159          95        6.12%
Loans (1)                                                293,424         7,593      10.29%       189,656       5,137       10.75%
                                                      ------------------------                 ---------------------
 Total interest-earning assets                           487,424        10,671       8.71%       398,362       8,385        8.35%

Noninterest-earning assets
 Cash and due from banks                                  24,969                                  15,293
 Allowance for loan losses                                (3,939)                                 (2,311)
 Other                                                    29,411                                  19,574
                                                      ----------                               ---------
      Total assets                                    $  537,865                               $ 430,918
                                                      ==========                               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 NOW and money market accounts                        $   92,214           598       2.58%     $  64,270         435        2.69%
 Savings                                                 128,348         1,313       4.07%        88,536       1,032        4.62%
 Certificates of deposit:
      Under $100,000                                      63,109           848       5.35%        49,813         735        5.85%
      $100,000 and over                                   25,663           353       5.47%        12,524         187        5.92%
                                                      ------------------------                 ---------------------
      Total interest-bearing deposits                    309,334         3,112       4.00%       215,143       2,389        4.41%

Federal Home Loan Bank advances and federal
  funds purchased                                         60,681           832       5.45%       102,816       1,563        6.03%
Securities sold under repurchase agreements                8,647           102       4.69%         5,248          65        4.91%
Notes Payable                                              4,050            83       8.15%         1,061          24        8.97%
                                                      ------------------------                 ---------------------
 Total interest-bearing liabilities                      382,712         4,129       4.29%       324,268       4,041        4.94%
                                                      ----------                               ---------
Noninterest-bearing demand accounts                      109,195                                  75,915
 Total deposits and interest-
  bearing liabilities                                    491,907                                 400,183
Other noninterest-bearing liabilities                      2,780                                   2,779
                                                      ----------                               ---------
 Total liabilities                                       494,687                                 402,962
Shareholders' equity                                      43,178                                  27,956
                                                      ----------                               ---------
 Total liabilities and
  shareholders' equity                                $  537,865                               $ 430,918
                                                      ==========                               =========
Net interest income                                                 $    6,542                              $  4,344
                                                                    ==========                              ========
Net interest spread                                                                  4.42%                                  3.41%
                                                                                    =====                                  =====
Net interest margin                                                                  5.34%                                  4.33%
                                                                                    =====                                  =====
Ratio of average interest-earning assets to
 average interest-bearing liabilities                        127%                                    123%
                                                      ==========                               =========

(1) Loans are net of unearned discount. Nonaccruals are included in average loans outstanding. Loan fees are included in interest income as follows:
1996 - $290,000;  1995 - $312,000

The following table illustrates, for the periods indicated, the changes in Vectra's net interest income due to changes in volume and changes in interest rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate.


                                                                     For the three months ended September 30,
                                                                           1996 compared to 1995:
                                                                             increase (decrease) in
                                                                              net interest income
                                                                                due to changes in
                                                                       --------------------------------------
                                                                       Volume          Rate           Total
                                                                       -------       -------         --------
                                                                                (Dollars in thousands)
 Interest earning assets
 Investments                                                           $   (196)     $    53         $   (143)
 Investment in the stock of the Federal Home Loan Bank                      (33)           6              (27)
 Loans                                                                    2,811         (355)           2,456
                                                                       --------------------------------------
 Total interest earning assets                                            2,582         (296)           2,286

 Interest bearings deposits
 NOW and money market accounts                                             (189)          26             (163)
 Savings                                                                   (464)         183             (281)
 Time certificates of deposit under $100,000                               (196)          83             (113)
 Time certificates of deposit $100,000 and over                            (196)          30             (166)
 Federal Home Loan Bank advances and federal funds purchased                642           90              731
 Securities and loans sold under repurchase agreements                      (42)           5              (37)
 Notes Payable                                                              (68)           9              (59)
                                                                       --------------------------------------
 Total interest bearing liabilities                                        (514)         426              (88)

 Net increase (decrease) in net interest income                        $  2,068      $   130         $  2,198
                                                                       ========      =======         ========


RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         INTEREST INCOME. Interest income increased $2.3 million to $10.7 million in the third quarter of 1996 from $8.4 million in the same quarter of 1995. The primary factor contributing to this increase was the $103.8 million increase in average loans to $293.4 million in the quarter from $189.7 million in the same quarter of 1995. Lower average interest rates earned on loans in the third quarter of 1996 compared to 1995 partially offset the increase from
the higher average balances.   A $12.5 million decrease in average investments
partially offset by a slight increase in the average yield on investments resulted in a $143,000 decline in interest earned on investments. Management continues to focus on loan growth. and has allowed investments to decline as a percent of total assets. Most of the Company's investments are in floating rate securities tied to a variety of indices.

         INTEREST EXPENSE. Interest expense increased $88,000 to $4.1 million in the third quarter of 1996 from $4.0 million in the same period of 1995.
This increase was primarily impacted by two offsetting changes. The first was a $731,000 decrease in interest expense on FHLB borrowings and the second was a
$723,000 increase in interest expense on interest-bearing deposits.   Averages
borrowings from FHLB declined $42.1 million to $60.7 million in the quarter from $102.8 million in the same quarter of 1995. In addition to the decline in average balance, the average cost of these borrowings declined 58 basis points to 5.45% in the third quarter of 1996 from 6.03% in the same quarter of 1995. The increase in interest expense on interest-bearing deposits resulted from a $94.2 million increase in average balances to $309.3 in 1996 compared to $215.1 million in the same quarter of 1995. The effect of these increases in deposit balances was partially offset by a 41 basis point decline in rates paid.
During 1995 and continuing in 1996, the Company focused on replacing FHLB borrowings with deposits which have a lower average cost. Expansion of the depositor base also provides added customer cross selling opportunities. The Company expects, however, to continue to supplement its deposit funding with borrowed funds to fund loan demand and to finance its investment portfolio.

         NET INTEREST INCOME. Net interest income increased $2.2 million in the third quarter of 1996 compared to the same period in 1995. The increase resulted from the $89.1 million increase in average interest-bearing assets combined with an increase in net interest margin to 5.34% in 1996 from 4.33% in 1995. The principal reasons for the increase in net interest margin relate to changes in the mix of assets and liabilities. Higher yielding loans have increased while lower yielding investments have declined and higher costing FHLB borrowings have declined and been replaced in part by lower costing deposits. Net interest spread also increased 1.01 % to 4.42% in the third quarter of 1996 from 3.41% in the same period in 1995.

         OTHER INCOME. Other income increased $48,000 to $1.1 million in the third quarter of 1996 from $1.0 million in the same period of 1995, principally as a result of a $208,000 increase in service charges on deposit accounts driven by the increased deposit base partially offset by a $151,000 loss on sales of securities in the third quarter of 1996 compared to a $9,000 loss in the same period in 1995.

         OTHER EXPENSES. Other expenses increased $813,000 to $4.9 million in the third quarter of 1996 from $4.1 million in the same period of 1995. The increase consisted of a $638,000 increase in salaries and employee benefits largely from the addition of the SWSB employees in 1996, a $117,000 increase in amortization of intangible assets related to the SWSB acquisition and a $106,000 increase in net occupancy also largely resulting from the SWSB acquisition and to depreciation of new computer hardware and software.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         INTEREST INCOME. Interest income increased $1.2 million to $27.1 million in 1996 from $25.9 million in 1995. This increase is primarily due to a net increase in the level of interest-earning assets combined with a shift in the mix of assets with loans becoming a larger percentage of total assets and investments a lesser percentage.

         INTEREST EXPENSE. Interest expense decreased $1.5 million to $11.0 million in 1996 from $12.5 million in 1995. For the nine month period in 1996, average FHLB borrowings decreased by $72.1 million to $64.2 million in 1996 from $136.3 million in 1995. During the same period, average interest-bearing deposits increased by $61.1 million to $259.9 million in 1996 from $198.9 million in 1995. This change in funding mix combined with the lower cost of deposits compared to FHLB borrowings contributed to the reduction in interest expense.

         NET INTEREST INCOME. Net interest income increased $2.7 million to $16.2 million in 1996 from $13.4 million in 1995. The increase in net interest margin to 5.10% in 1996 from 4.35% in 1995 was largely due to the change in mix of assets and liabilities as discussed above.

         OTHER INCOME. Other income increased $427,000 to $3.2 million in 1996 from $2.7 million in 1995. Service fees on deposit accounts increased by $340,000 due to the growth in deposit balances both from internal growth and from the SWSB acquisition. The $515,000 increase in gains on sales of loans consisted of a $392,000 increase in gain on sales of mortgages and a $123,000 increase in gain on the sales of SBA loans. Offsetting the above gains was a $410,000 increase in the loss on sales of securities consisting of a $330,000 loss in 1996 compared to an $80,000 gain in 1995.

         OTHER EXPENSES. Other expenses increased $1.1 million to $13.0 million in 1996 from $11.9 million in 1995. This increase consisted of $1.2 million in salaries and employee benefits, $248,000 in net occupancy and $116,000 of amortization of intangible assets partially offset by decreases of $379,000 in other expenses (primarily FDIC premiums and business development. The increase in salaries and employee benefits was primarily due to the addition of SWSB and mortgage lending staff and the addition of certain positions to support asset growth, pay increases and increased benefits expenses. The increases in net occupancy were primarily due to depreciation of new computer hardware and software and the additions due to the SWSB acquisition. The decrease in FDIC premiums was the result of a reduction in rates effective September 1, 1995 and the decrease in business development expense was due to an increased emphasis on marketing of deposit programs the first half of 1995 which was not repeated in 1996.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
         a.  Exhibits
             27  -  Financial Data Schedule

         b.  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    11/13/96         By:               /s/ Ray L. Nash
     ---------------              ---------------------------------------
                                   Ray L. Nash, Chief Financial Officer
                                   (Chief Accounting Officer)
                                   Authorized Signatory

                                 EXHIBIT INDEX

Exhibit
  No.                                                  Description
--------                                               -----------
   27    Financial Data Schedule