Form 10-K405
period 1996-12-31
VECTRA BANKING CORP
filed 1997-03-27
CIK 862695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                          COMMISSION FILE NO. 0-23622

                           VECTRA BANKING CORPORATION
             (Exact name of registrant as specified in its charter)

                   COLORADO                                      84-1087703
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

  SUITE 320, 1650 SOUTH COLORADO BOULEVARD,
               DENVER, COLORADO                                    80222
   (Address of principal executive offices)                      (Zip code)

                                 (303) 782-7440
              (Registrant's telephone number, including area code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: None.

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                               (TITLE OF CLASSES)

                          Common Stock, $.01 Par Value
              Series A Cumulative Preferred Stock, $.10 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the Common Stock (the registrant's only class of voting stock) held by non-affiliates of the registrant on March 7, 1997, was approximately $45,660,000 based upon the reported closing sale price of such shares on the NASDAQ National Market System for that date. As of March 7, 1997, there were 3,202,412 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates by reference certain portions of the Registrant's Definitive Proxy Statement in respect of its 1997 Annual Meeting of Shareholders.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Vectra Banking Corporation ("Vectra" or "the Company") was founded in 1988 with the objective of acquiring several community banks in the Denver/Boulder area and transforming them into a single community banking system which would deliver a competitive broad based package of products and services to both individuals and businesses. Eight of Vectra's current 12 locations were acquired in 1989 through a series of acquisitions. One more acquisition was completed in 1991, a de novo location was opened in 1992 and the last two were added in transactions completed in November 1995 and in June 1996.

     The table below sets forth information concerning Vectra's acquisitions to date.

                                                            ASSETS AT
                                             DATE OF         DATE OF
             BANK ACQUIRED                 ACQUISITION     ACQUISITION
             -------------                 -----------     ------------
                                                           (DOLLARS IN
                                                            THOUSANDS)
Bank of Lakewood, N.A...................     April 1989      $  8,500
International Bank......................    August 1989        49,900
International Bank -- Englewood.........    August 1989        20,600
International Bank -- North.............    August 1989        12,000
International Bank of Wheat Ridge.......    August 1989        12,700
National Bank of the Rockies, Boulder...  December 1989        24,000
National Bank of the Rockies, Denver....  December 1989        18,100
Citywide Bank of Thornton...............  December 1989        10,000
Columbine Valley Bank and Trust Co......     April 1991         6,500
First National Bank of Denver...........  November 1995        44,000
Southwest State Bank....................      June 1996       111,000
                                                             --------
          Total.........................                     $317,300
                                                             ========

     In November 1995, Vectra completed a transaction in which First Denver Corporation ("FDC"), the owner of First National Bank of Denver, was merged into Vectra. This transaction added $44 million in deposits and $18 million in loans, and was accounted for as a pooling of interests. Accordingly, all financial statements included herein reflect combined Vectra and FDC for all periods presented. In June 1996, Vectra completed the acquisition of Bank Land Company and its subsidiary, Southwest State Bank ("Southwest"), in a transaction accounted for using purchase accounting. Accordingly, Southwest's balances and results of operations have been included in Vectra's financial statements from the date of acquisition forward. This acquisition added approximately $96 million in deposits and $74 million in loans. These two transactions have allowed Vectra to expand with locations convenient to a significant number of additional households within its marketplace and also to achieve a larger critical mass, which has allowed for improved economies of scale within its operations. With the Southwest acquisition, Vectra surpassed $500 million in total assets.

     To support its growth and to provide desired liquidity for shareholders, Vectra completed an initial public offering of its Common Stock and of its $.95 Series A Cumulative Preferred Stock in early 1994. Net proceeds to Vectra were approximately $11.6 million. Vectra operates through one bank, Vectra Bank, which has 12 branches.

MARKET AREA SERVED

     Vectra's market area is the Denver/Boulder area, which is the most densely populated area in the Rocky Mountain region. Total population exceeds 2.5 million, and the area has received an influx of over 30,000 persons per year since 1990. Employment in the area has become increasingly diversified across the manufacturing, financial services, tourism, transportation, technology, cable television, retail trade, services and government sectors. In 1996, Colorado achieved the eighth straight year of employment growth, with employment increasing approximately 3.1% to approximately 1.9 million.

GROWTH STRATEGY

     Vectra's goal is to maintain a well-capitalized, customer-focused financial institution while expanding both in size and profitability. Management believes that its existing capital structure, access to capital markets, executive management team, distribution network and operational systems are sufficient to allow Vectra to achieve further growth in both size and revenues without a proportionate growth in expenses. There can be no assurance, however, that Vectra will achieve its growth objectives.

     Vectra expects to continue its growth strategy during the next few years through a combination of internal growth and acquisitions. The Colorado banking market is dominated by three large regional financial institutions. Norwest Corporation, First Bank Systems, Inc., and Banc One Corporation. This dominance was achieved through the purchase of Colorado-based holding companies, which resulted in a significant consolidation of the Colorado banking industry. Management believes that this consolidation has created gaps in the ability of the large banks to serve certain customers. See "Business of Vectra -- Competition." Management believes that small and medium size businesses often are not of sufficient size to be of interest to these large banks and that individuals frequently have difficulty in finding banking services which meet their needs. Many of these customers have sought, and management believes will continue to seek, a banking relationship with a smaller and more service-oriented community banking organization. Through its emphasis on customer service, management's experience in business and consumer banking and Vectra's broad product line, Vectra will continue to focus on attracting these customers in order to achieve internal growth. Management also believes that the economic expansion in Vectra's market area contributes to internal growth.

     In addition to internal growth, there may be opportunities to grow through additional acquisitions of financial institutions or their branches. Management believes that the consolidation in the banking industry, coupled with branch banking in Colorado and increased regulatory burdens, is likely to lead owners of community banks to explore the possibility of sale or combination with a broader-based bank holding company such as Vectra.

     Vectra may also consider expanding its operations through de novo branching, although this alternative has not been the preferred method of expansion. In some cases, multiple acquisitions by other institutions have resulted in significant overlap in the market areas served by different banks owned by the same holding company. In order to eliminate this internal competition and redundancy of sites, multiple banking locations may be consolidated, creating market opportunities for other institutions such as Vectra to establish new locations.

     Management has considered and intends to consider a variety of criteria when evaluating potential acquisition candidates or branching opportunities. These include (i) the geographic location, (ii) the financial soundness of a potential acquisition target, (iii) opportunities to improve the efficiency and/or asset quality of an acquisition target, (iv) the effect of the acquisition on earnings per share, (v) whether Vectra has sufficient management and other resources to integrate or add the operations of the target or branch and (vi) the investment required for, and opportunity costs of, the acquisition or branch.

OPERATING STRATEGY

     Vectra's objective is to continue to build a growing, profitable community banking network. The principal elements of Vectra's operating strategy are:

          Focus on the financial service needs of both consumers and community businesses. Vectra strives to combine the elements of service traditionally found in community banks with product lines typically found only in large banks. Its banking products have been designed to be responsive to the needs of community businesses and individual customers. Vectra's operational systems have been designed to support fully its products, which are varied enough to meet diverse needs of customers, yet simple to understand.

          Emphasize-high quality customer service. Management believes that service is a critical competitive factor in the Vectra market area. Customer service is emphasized in all aspects of operations and is an integral component of all employee training programs. Management believes the Vectra banking locations are small enough to facilitate personalized services and decision-making, yet of sufficient size to meet most customers' needs.

          Maintain high asset quality. Vectra seeks to maintain high asset quality through a program which includes regular reviews of loans by senior credit policy officers, professional independent loan reviews, training and supervision of lending officers and prompt and strict adherence to established credit policies.

          Achieve efficiencies through centralized administrative and support functions. Vectra seeks to maximize operational and support efficiencies consistent with maintaining high quality customer service. Various management and administrative functions are consolidated, including consumer credit administration and lending, investment management and accounting, enabling branch personnel to better focus on customer service and sales. Management believes these strategies will simplify the integration of any financial institutions that may be acquired into the Vectra operating systems and management structure.

MARKETING

     In establishing its banking network, Vectra has focused on identifying and developing a family of products and services that satisfy customer needs while simultaneously increasing community knowledge, acceptance and use of Vectra banking products. Vectra invested significantly in its initial years in developing and introducing its products and achieving name recognition in its market.

     Today, Vectra's marketing programs utilize direct mail, print and radio advertising, as well as promotional materials in each location. During the last four years, Vectra has also focused on selling multiple products to new customers and additional products to existing customers, a practice known as "cross selling."

CONSUMER PRODUCTS

     Vectra offers a wide range of consumer deposit products including regular checking, checking with interest, budget checking, money market accounts, regular savings, savings club, and IRAs. Vectra's primary deposit product, Vectra One, is a relationship account that provides significant benefits, including waiver of service charges, and reduced fees for all accounts of each Vectra One customer and preferential rates on loans, as well as a single monthly statement that summarizes activity and balances for all accounts of each Vectra One customer each month. To become a Vectra One customer, an individual needs to open a checking account and either a savings account, money market account, IRA or CD and maintain one combined minimum balance. Vectra's Peak Interest Savings product provides a combination of higher yields and immediate liquidity for depositors. This program has provided a stable source of deposits for Vectra since its introduction in 1991. Vectra's consumer loan products include a complete menu of home equity loans with a variety of terms and structures ranging from revolving lines of credit to fully amortizing, fixed-rate second mortgages. Vectra also offers auto, recreational vehicle and other secured and unsecured loans sourced directly by its branches and from indirect sources. These products have enabled Vectra to substantially increase its consumer loan balances over the last few years.

     Vectra introduced check imaging in 1995. Check imaging produces all customer statements using electronic images of checks, deposits and any other item normally included in statements. Also, Vectra believes it was the first bank to introduce a three dimensional home page on the Internet in 1996. Since its introduction, Vectra has added loan application functions to its web site. Vectra is in the process of substantially upgrading the telephone accessed customer inquiry service, which was first introduced six years ago.

COMMERCIAL PRODUCTS

     Vectra is dedicated to meeting the varied banking needs of small-to-medium-size businesses in the Denver/Boulder area. See "Loans." To provide convenience, expedited cash flow and workplace efficiency to its business customers, Vectra offers products under Vectra Business Solutions, Helping Your Business Grow(TM). Products include: Bonded Courier Service, which allows for non-cash deposits to be picked up at a customer's location; Direct Deposit Payroll, a time-saving convenient payroll processing system; Express Check Deposit, a lockbox payment processing service that facilitates and expedites account receivable collections for customers; and Desk Top Banking, which allows customers to access their account information and transact certain banking business using a personal computer. In addition, Vectra offers businesses Vectra Advantage, a package of benefits which entitles customer's employees to group discounts on consumer deposit and loan products. In 1996, Vectra was first in the Denver/Boulder market place to introduce a new CD-ROM product. This product provides customers with their bank statements, including images of all check and other items, on CD-ROM.

LOANS

     General. Vectra provides a broad range of commercial and retail lending services, including commercial business loans, residential and commercial real estate construction loans, consumer loans, revolving lines of credit and letters of credit. Vectra follows a uniform credit policy which sets forth underwriting and loan administration criteria, including levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, Vectra provides ongoing loan officer training and review, obtains outside independent loan reviews, operates a centralized processing, underwriting and servicing center for consumer loans and manages problem assets centrally and independently from the originating loan officers. At December 31, 1996, substantially all loans outstanding were to customers within Vectra's market area.

     Vectra maintains a no-loan-committee approach to commercial lending, which it believes yields positive results in both responsiveness to customer needs and asset quality. Rather than using loan committees, which management believes do not always achieve adequate accountability, Vectra requires the individual review and approval of multiple lending officers for each loan. With this approach, loan officers have ready access to individuals with credit approval authority and do not experience delays in waiting for loan committee meetings.

     Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, loan amount, and extent of other banking relationships maintained with customers, and are further subject to competitive pressures, money market rates, availability of funds and government regulations. Approximately 57% of the loans in Vectra's portfolio at December 31, 1996, had interest rates that float with Vectra's base rate or some other reference rate.

     In the ordinary course of business, Vectra issues commitments to extend credit. See Note 14 of Notes to Consolidated Financial Statements. Vectra applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. Vectra's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. Under applicable federal and state law, permissible loans to one borrower was limited to an aggregate of $6.6 million for Vectra at December 31, 1996.

     An important component of Vectra's lending is U.S. Small Business Administration ("SBA") guaranteed loans. Vectra emphasizes this program because it is particularly attractive to many of the small-to-medium-size businesses that it serves. The Vectra commitment to SBA lending was recognized by the SBA's designation in 1994 of Vectra as a preferred lender, the highest of the SBA's three lender categories. Vectra is Colorado's only locally headquartered bank serving the Denver/Boulder market to be named a preferred SBA lender. Designation as an SBA preferred lender allows Vectra to provide better, faster service to its business customers.

     Vectra also originates first mortgage loans through its Vectra Mortgage Group, which was expanded during the second half of 1995 with the purchase of the assets of MacWest Mortgage. The mortgage operations are an added source of fee income from the origination and sale of mortgage loans into the secondary market. Total mortgage originations increased from $27.9 million in 1995 to $38.5 million in 1996.

     All loan schedules have been restated for all periods presented to reflect the FDC transaction in November 1995 by Vectra, in a pooling of interests. The acquisition of Southwest State Bank in June 1996 was accounted for as a purchase transaction. Accordingly, Southwest balances have been included from the date of acquisition forward. Southwest contributed $74 million to the 1996 growth in loans.

     Loan Portfolio Composition. The following table sets forth the composition of the Vectra loan portfolio by type of loan at the dates indicated.

                                                                            DECEMBER 31,
                                    --------------------------------------------------------------------------------------------
                                          1996               1995               1994               1993               1992
                                    ----------------   ----------------   ----------------   ----------------   ----------------
                                     AMOUNT      %      AMOUNT      %      AMOUNT      %      AMOUNT      %      AMOUNT      %
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
                                                                       (DOLLARS IN THOUSANDS)
Commercial........................  $ 81,668    25.9   $ 58,272    28.5   $ 47,652    26.5   $ 43,815    31.1   $ 40,052    32.0
Real estate -- mortgage...........   175,428    55.5    101,598    49.8     94,759    52.7     64,112    45.6     54,462    43.4
Real estate -- construction.......    23,257     7.4     21,818    10.7     17,309     9.6     13,478     9.6     10,370     8.3
Installment and revolving lines of
  credit..........................    37,061    11.7     21,452    10.5     19,875    11.1     19,422    13.8     21,256    17.0
Loans held for sale...............     2,864      .9      3,916     1.9      2,705     1.5      2,821     2.0      1,812     1.4
Deferred loan fees, discounts, and
  costs, net......................      (373)    (.1)      (392)    (.2)      (535)    (.3)      (574)    (.4)      (561)    (.4)
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Loans.............................   319,905   101.3    206,664   101.2    181,765   101.1    143,074   101.7    127,391   101.7
Less allowance for loan losses....    (4,238)   (1.3)    (2,493)   (1.2)    (1,999)   (1.1)    (2,324)   (1.7)    (2,075)   (1.7)
                                    --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Net loans.........................  $315,667   100.0   $204,171   100.0   $179,766   100.0   $140,750   100.0   $125,316   100.0
                                    ========   =====   ========   =====   ========   =====   ========   =====   ========   =====

     At December 31, 1996, loans totaled approximately 73% of total deposits and approximately 57% of total assets.

     Commercial Loans. Commercial loans consist primarily of loans to businesses for various purposes, including revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within one year, have adjustable interest rates and are secured by inventory, accounts receivable and other commercial assets. The primary repayment risk is the failure of the borrower's business due to economic or financial factors. Southwest contributed approximately $17 million to commercial loan growth in 1996.

     Real Estate Mortgage Loans. These loans include various types of loans for which Vectra holds real property as collateral. Of the $175 million of real estate mortgage loans at December 31, 1996, approximately $110 million were loans made to commercial customers where the collateral for the loan is, among other things, the real estate owned by the business or its owners. It is Vectra's practice in making commercial loans to receive real estate as collateral in addition to other appropriate collateral. Therefore, many loans categorized as real estate mortgage loans can be characterized as commercial loans which are secured by real estate. The remaining $65 million of real estate mortgage loans consist of $21 million of outstanding balances under consumer home equity lines of credit and $44 million of consumer second and first mortgage loans. Commercial loans (other than SBA loans) secured by real estate typically mature annually and have adjustable interest rates. SBA loans used to finance real estate typically have terms of 15 to 20 years and adjustable interest rates. Most home equity lines of credit have terms of 10 to 15 years, adjustable interest rates and require minimum monthly payments. Mortgages are generally fixed rate installment loans with terms up to 15 years. First mortgages are generally fixed rate and mature in three to five years. The primary risks of real estate mortgage loans include the borrower's inability to pay and deterioration in value of real estate that is held as collateral.

     Southwest contributed approximately $41 million to the 1996 growth in real estate loans. Substantially all of these loans were written with a three to five year term and have a floating rate from the prime rate plus 1 to 3% and are adjustable immediately upon a change in prime. When fixed rate loans were made, the terms were generally for a maximum of three years. Southwest was not actively engaged in the origination of first mortgage loans for single-family homes.

     Real Estate Construction Loans. Construction loans are principally made to builders to construct single family residences. These loans typically have maturities of six to 12 months and adjustable interest rates. Fees on such loans are usually charged on the total loan commitment. Terms vary somewhat depending on Vectra's experience with the individual builders; however, a ratio of two or three presold homes to every home not presold is generally required for all builders. The builders are also required to invest a minimum of 10% of construction costs. To ensure adequate quality control over construction lending, monthly inspections of all construction sites by independent inspectors are required and disbursements of draws against loan commitments are made directly to subcontractors. A variety of risks are present in construction loans, including the failure of the contractor to complete the work and the borrower's inability to pay.

     Installment Loans and Revolving Lines of Credit. Installment loans to individuals which are not secured by real estate generally have terms of two to five years and bear interest at fixed rates. Revolving lines of credit to individuals generally are for business purposes, mature annually and have adjustable interest rates. These loans usually are secured by motor vehicles, equipment, receivables, inventory, investment securities or other personal assets, but in some instances are unsecured. The primary risk of consumer lending relates to the personal circumstances of the borrower. Southwest contributed approximately $16 million in installment loans and revolving lines of credit in 1996.

     Loans Held for Sale. Loans held for sale consist of mortgage loans and guaranteed portions of Small Business Administration ("SBA") guaranteed loans which are generally sold within 30 days. Market value equals or exceeds carrying value for these loans.

NONPERFORMING ASSETS

     The following table sets forth information concerning the nonperforming assets of Vectra at the dates indicated:

                                                                 DECEMBER 31,
                                                ----------------------------------------------
                                                 1996      1995      1994      1993      1992
                                                ------    ------    ------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Nonperforming loans:
  Loans 90 days or more delinquent and still
     accruing interest........................  $1,292    $   83    $  302    $  159    $  558
  Nonaccrual loans............................   1,247     1,292       829     1,580     1,836
  Restructured loans..........................      --        --        --       175       814
                                                ------    ------    ------    ------    ------
          Total nonperforming loans...........   2,539     1,375     1,131     1,914     3,208
Real estate acquired by foreclosure...........     955       919     1,265     1,153     2,048
Other assets acquired by foreclosure..........      56        75        81        10        67
                                                ------    ------    ------    ------    ------
          Total nonperforming assets..........  $3,550    $2,369    $2,477    $3,077    $5,323
                                                ======    ======    ======    ======    ======
Allowance for loan losses.....................  $4,238    $2,493    $1,999    $2,324    $2,075
                                                ======    ======    ======    ======    ======
Ratio of total nonperforming assets to total
  assets......................................     0.6%      0.6%      0.5%      1.1%      2.0%
Ratio of total nonperforming loans to total
  loans.......................................     0.8       0.7       0.6       1.3       2.5
Ratio of allowance for loan losses to total
  loans.......................................     1.3       1.2       1.1       1.6       1.6
Ratio of allowance for loan losses to total
  nonperforming loans.........................   166.9     181.3     176.7     121.4      64.7

     Nonperforming Loans. The nonperforming loans consist of loans 90 days or more delinquent and still accruing interest, nonaccrual loans and restructured loans. At December 31, 1996, Vectra's nonperforming loans with balances in excess of $10,000 consisted of 26 loans, six of which had balances in excess of $100,000. The largest two nonperforming loans had principal balances of $618,000 and $423,000. The $618,000 loan is for a gas station/convenience store, which has filed a plan of reorganization under Chapter 11 of the Federal Bankruptcy Laws. Vectra believes it is adequately collateralized on both loans and no losses are anticipated.

     When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is discontinued and interest accrued during the current year is reversed through a charge to current year's earnings. Prior years' accrued interest is charged to the allowance for loan losses. While the loan is on nonaccrual status, interest income is recognized only upon receipt and then only if, in the judgment of management, there is no reasonable doubt as to the collectibility of the principal balance. Loans 90 days or more delinquent are changed to nonaccrual status unless the loan is in the process of collection and management determines that full collection of principal and accrued interest is probable.

     Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur.

     As of December 31, 1996, there was no significant balance of loans excluded from nonperforming loans set forth above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming.

     Real Estate Acquired by Foreclosure. Real estate acquired by foreclosure includes property acquired in foreclosure proceedings or under agreements with delinquent borrowers. At December 31, 1996, Vectra's real estate acquired by foreclosure consisted of three parcels of land zoned for commercial use, one of which was zoned for multi-use.

     Real estate acquired by foreclosure is appraised annually and is carried at the lower of fair market value less anticipated selling costs or the balance of the related loan. At December 31, 1996, Vectra's interest in appraised fair values of these properties was approximately $1.5 million.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

     The following table sets forth information regarding changes in the allowance for loan losses of Vectra for the periods indicated.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1996        1995        1994        1993        1992
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  at beginning of period............  $  2,493    $  1,999    $  2,324    $  2,075    $  2,064
                                      --------    --------    --------    --------    --------
Charge-offs:
  Commercial........................      (421)        (98)     (1,148)       (233)       (413)
  Real estate -- mortgage...........       (15)       (311)         --          (2)         --
  Real estate -- construction.......        (2)         (2)         --          --         (38)
  Installment and revolving lines of
     credit.........................      (221)       (149)       (133)       (102)       (117)
  Other.............................        --          --         (11)        (38)        (29)
                                      --------    --------    --------    --------    --------
          Total charge-offs.........      (659)       (560)     (1,292)       (375)       (597)
                                      --------    --------    --------    --------    --------
Recoveries:
  Commercial........................        93         215         146         297         173
  Real estate -- mortgage...........        25          16           3          --          --
  Real estate -- construction.......        --          --          --          --           5
  Installment and revolving lines of
     credit.........................        24          28          20          22          39
  Other.............................        --          --           4          22          29
                                      --------    --------    --------    --------    --------
          Total recoveries..........       142         259         173         341         246
                                      --------    --------    --------    --------    --------
Net charge-offs.....................      (517)       (301)     (1,119)        (34)       (351)
Provisions for loan losses charged
  to operations.....................       916         795         794         283         362
Acquired by acquisition.............     1,346          --          --          --          --
                                      --------    --------    --------    --------    --------
Balance of allowance for loan losses
  at end of period..................  $  4,238    $  2,493    $  1,999    $  2,324    $  2,075
                                      ========    ========    ========    ========    ========
Ratio of net charge-offs to average
  loans.............................       .20%        .16%        .70%        .02%        .29%
                                      ========    ========    ========    ========    ========
Average loans outstanding during the
  period............................  $255,761    $187,637    $160,944    $136,836    $122,992
                                      ========    ========    ========    ========    ========

     The Vectra lending personnel are responsible for continuous monitoring of the quality of loan portfolios. The loan portfolios are also monitored and examined by Vectra loan review personnel and by independent loan reviewers. These reviews assist in the identification of potential and probable losses, and also in the determination of the level of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of possible loan losses from the foregoing processes and historical experience. These estimates involve ongoing judgments and may be adjusted over time depending on economic conditions and changing historical experience. At December 31, 1996, the allowance for loan losses equaled 1.32% of total loans and 166.9% of non-performing loans. Southwest contributed $1.3 million to allowance for loan losses. The increase in the allowance for loan losses is directly related to the increase in the total loan portfolio.

     State and federal regulatory agencies, as an integral part of their examination process, review Vectra's loans and its allowance for loan losses. Management believes that Vectra's allowance for loan losses is adequate to cover anticipated losses. There can be no assurance, however, that management will not determine a need to increase the allowance for loan losses or that regulators, when reviewing Vectra's loan portfolios in the future, will not request Vectra to increase such allowance, either of which could adversely affect Vectra's earnings. Further, there can be no assurance that Vectra's actual loan losses will not exceed its allowance for loan losses.

     The following table sets forth an allocation of the allowance for loan losses by loan category as of the dates indicated. Management believes that any allocation of the allowance into categories lends an appearance of precision which does not exist. Portions of the allowance have been allocated to categories based on analysis of the status of particular loans; however, the majority of the allowance is utilized as a single unallocated allowance available for all loans. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. Management believes that the table is a useful device for assessing the adequacy of the allowance as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole in determining the allocation of the loan losses attributable to each category of loans.

                                                           DECEMBER 31,
                       ------------------------------------------------------------------------------------
                                1996                     1995                     1994              1993
                       ----------------------   ----------------------   ----------------------   ---------
                                    LOANS IN                 LOANS IN                 LOANS IN
                                    CATEGORY                 CATEGORY                 CATEGORY
                                      AS A                     AS A                     AS A
                                   PERCENTAGE               PERCENTAGE               PERCENTAGE
                        AMOUNT      OF TOTAL     AMOUNT      OF TOTAL     AMOUNT      OF TOTAL     AMOUNT
                          OF         GROSS         OF         GROSS         OF         GROSS         OF
                       ALLOWANCE     LOANS      ALLOWANCE     LOANS      ALLOWANCE     LOANS      ALLOWANCE
                       ---------   ----------   ---------   ----------   ---------   ----------   ---------
                                                      (DOLLARS IN THOUSANDS)
Commercial...........   $2,721        25.3%      $1,563        27.9%      $1,379        25.8%      $1,755
Real estate --
  mortgage...........      751        54.9%         419        49.2%         264        52.3%         214
Real estate --
  construction.......      294         7.3%         250        10.6%         154         9.5%         136
Installment and
  revolving lines of
  credit.............      472        11.6%         261        10.4%         202        10.9%         219
Loans held for sale..       --          .9%          --         1.9%          --         1.5%          --
                        ------       -----       ------       -----       ------       -----       ------
        Total........   $4,238       100.0%      $2,493       100.0%      $1,999       100.0%      $2,324
                        ======       =====       ======       =====       ======       =====       ======

                                  DECEMBER 31,
                       -----------------------------------
                          1993               1992
                       ----------   ----------------------
                        LOANS IN                 LOANS IN
                        CATEGORY                 CATEGORY
                          AS A                     AS A
                       PERCENTAGE               PERCENTAGE
                        OF TOTAL     AMOUNT      OF TOTAL
                         GROSS         OF         GROSS
                         LOANS      ALLOWANCE     LOANS
                       ----------   ---------   ----------
                             (DOLLARS IN THOUSANDS)
Commercial...........     30.1%      $1,462        31.0%
Real estate --
  mortgage...........     44.9%         210        42.8%
Real estate --
  construction.......      9.4%         121         8.1%
Installment and
  revolving lines of
  credit.............     13.6%         282        16.7%
Loans held for sale..      2.0%          --         1.4%
                         -----       ------       -----
        Total........    100.0%      $2,075       100.0%
                         =====       ======       =====

INVESTMENTS

     Vectra's investment policy is designed to enhance net income and return on equity through prudent management of risk; to ensure liquidity for cash-flow requirements; to help manage interest rate risk; to ensure collateral is available for public deposits, FHLB advances and repurchase agreements; and to manage asset quality diversification. Investments are managed centrally to maximize compliance and effectiveness of overall investing activities.

     Vectra's Investment Committee, which consists of the Chief Financial Officer, the Chief Executive Officer, an Executive Vice President and an outside Director is responsible for implementing investment strategy. The Investment Committee meets at least monthly to review the performance of the investment portfolio, market values, market conditions, current economic conditions, profitability, capital ratios, liquidity needs, collateral position with the FHLB and other matters related to investing activities. Based on its review of this information, the Investment Committee considers the need to alter investment strategies.

     The following table sets forth the book value of the securities in Vectra's investment portfolio by type at the dates indicated.

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury securities...................................  $  4,967    $  5,032    $ 22,673
Municipal securities.......................................     2,449          --          --
U.S. government sponsored entities and SBA Loan Pools......    37,785      16,667      13,500
Collateralized mortgage obligations........................   131,533     147,508     164,720
Mortgage backed securities.................................     8,812       6,183      39,687
Other......................................................     1,733       1,639       6,792
Unrealized loss on securities available for sale, before
  tax effect...............................................    (6,021)     (5,831)    (12,286)
                                                             --------    --------    --------
          Total............................................  $181,258    $171,198    $235,086
                                                             ========    ========    ========

     The following table sets forth the book value and approximate yield of the securities in the investment portfolio by type and maturity at December 31, 1996 and 1995.

                                                         DECEMBER 31, 1996    DECEMBER 31, 1995
                                                         -----------------    -----------------
                   TYPE AND MATURITY                      AMOUNT     YIELD     AMOUNT     YIELD
                   -----------------                     --------    -----    --------    -----
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury securities:
  One year or less.....................................  $  2,989    5.17%    $  1,526    4.51%
  Over one through five years..........................     1,978    5.79%       3,506    5.27%
  Over five through 10 years...........................        --    0.00%          --    0.00%
                                                         --------             --------
          Total........................................  $  4,967    5.42%    $  5,032    5.04%
                                                         ========             ========
Municipal securities:
  One year or less.....................................  $  1,469    5.05%    $     --    0.00%
  Over one through five years..........................       909    5.86%          --    0.00%
  Over five through 10 years...........................        71    6.95%          --    0.00%
                                                         --------             --------
          Total........................................  $  2,449    5.41%    $     --    0.00%
                                                         ========             ========
U.S. Government sponsored entities and SBA Loan Pools:
  One year or less.....................................  $  2,746    6.23%    $  1,732    7.15%
  Over one through five years..........................    28,938    6.49%       8,345    4.87%
  Over five through 10 years...........................     6,101    5.50%       6,590    5.28%
                                                         --------             --------
          Total........................................  $ 37,785    6.31%    $ 16,667    5.27%
                                                         ========             ========
Collateralized mortgage obligations:
  One year or less.....................................  $  1,747    6.18%    $ 20,876    5.99%
  Over one through five years..........................    12,281    6.00%      23,427    5.64%
  Over five through 10 years...........................    21,450    6.10%      21,895    5.59%
  Over 10 years........................................    96,055    6.10%      81,310    5.64%
                                                         --------             --------
          Total........................................  $131,533    6.09%    $147,508    5.68%
                                                         ========             ========
Mortgage backed securities:
  One year or less.....................................  $  2,236    6.50%    $    993    7.02%
  Over one through five years..........................     4,004    6.43%       2,418    6.92%
  Over five through 10 years...........................     1,631    6.44%       1,025    6.71%
  Over 10 years........................................       941    6.61%       1,747    6.78%
                                                         --------             --------
     Total.............................................  $  8,812    6.47%    $  6,183    6.86%
                                                         ========             ========

                                                         DECEMBER 31, 1996    DECEMBER 31, 1995
                                                         -----------------    -----------------
                   TYPE AND MATURITY                      AMOUNT     YIELD     AMOUNT     YIELD
                   -----------------                     --------    -----    --------    -----
                                                                 (DOLLARS IN THOUSANDS)
Other:
  One year or less.....................................  $    263    5.91%    $    560    6.83%
  Over one through five years..........................        --    0.00%          54    7.00%
  Over five through 10 years...........................        20    6.67%          --    0.00%
  Over 10 years........................................     1,450    6.41%       1,025    6.26%
                                                         --------             --------
     Total.............................................  $  1,733    6.34%    $  1,639    6.48%
                                                         ========             ========
Total investment in securities:
  One year or less.....................................  $ 11,450    5.84%    $ 25,687    6.03%
  Over one through five years..........................    48,110    6.32%      37,750    5.52%
  Over five through 10 years...........................    29,273    6.00%      29,510    5.56%
  Over 10 years........................................    98,446    6.11%      84,082    5.68%
  Unrealized loss on securities available for sale.....    (6,021)              (5,831)
                                                         --------             --------
          Total........................................  $181,258    6.41%    $171,198    5.87%
                                                         ========             ========

     The preceding schedules includes $263,000 and $814,000 of securities in the "Other" category which are classified as held-to-maturity at December 31, 1996 and 1995, respectively.

     In connection with the pooling of interests with First Denver Corporation ("FDC") (see Note 2 of Notes to Consolidated Financial Statements), Vectra transferred all securities classified by FDC as held to maturity to available for sale in 1995, consistent with Vectra's existing policies. The amortized cost and unrealized gain on these securities at the date of the merger of FDC into Vectra totaled approximately $22,258,000 and $210,000, respectively. The majority of Southwest's investment securities were sold within a month after the date of acquisition. The remainder were reclassified to available for sale from held to maturity.

     A substantial portion of Vectra's investments are collateralized mortgage obligations and mortgage backed securities. These investments are usually purchased at a premium or discount to their stated or par value. The yield on these investments may be impacted by changes in the prepayment rates of the mortgages underlying the securities.

     The following table summarizes certain information regarding Vectra's available for sale investment portfolio:

                                                                              DECEMBER 31, 1996
                                                             ---------------------------------------------------
                                                                         UNREALIZED     EXCESS OF
                                                                           MARKET     INTEREST RATE     ESTI-
                                           INDEX TO WHICH                  VALUE        CAPS OVER       MATED
                                             COUPON ON       AMORTIZED    ADJUST-        CURRENT       AVERAGE
              DESCRIPTION                 SECURITY IS TIED     COST        MENTS         COUPONS        LIVES
              -----------                 ----------------   ---------   ----------   -------------   ----------
                                                                     (DOLLARS IN MILLIONS)            (IN YEARS)
CMO-Floating rate.......................      COFI            $ 37.6        (1.7)          3.5%          14.3
CMO-Floating rate.......................    10 yr CMT           75.5        (3.6)          3.9%          14.8
CMO-Floating rate.......................    7 yr CMT             9.6        (0.1)          4.3%           5.4
CMO-Floating rate.......................   1 mo LIBOR            1.4          --           2.3%           2.8
CMO-Fixed rate..........................      N.A.               7.4        (0.3)         N.A.            2.3
MBS-Adjustable rate.....................   6 mo LIBOR            4.9         0.1           3.3%           5.0
MBS-Adjustable rate.....................    1 yr CMT             3.9          --           2.6%           3.7
FHLB Dual Indexed Notes.................       (1)               5.8        (0.4)         N.M.            6.5
FHLB Inverse floating Note..............   3 mo LIBOR            5.0        (0.1)         N.M.            1.8
U.S. Treasuries.........................      N.A.               5.0          --          N.A.            1.5
SBA Guaranteed..........................      Prime              3.0          --          N.A.            2.0
Govt. Sponsored Agencies................      N.A.              23.9         0.1          N.A.            3.0
Municipal Securities....................      N.A.               2.5          --          N.A.            4.2
Other...................................                         1.5          --          N.A.           N.A.
                                                              ------         ---
        Total portfolio.................                      $187.0        (6.0)
                                                              ======         ===

                                                           DECEMBER 31, 1995
                                          ---------------------------------------------------
                                                      UNREALIZED     EXCESS OF
                                                        MARKET     INTEREST RATE     ESTI-
                                                        VALUE        CAPS OVER       MATED
                                          AMORTIZED    ADJUST-        CURRENT       AVERAGE
              DESCRIPTION                   COST        MENTS         COUPONS        LIVES
              -----------                 ---------   ----------   -------------   ----------
                                                  (DOLLARS IN MILLIONS)            (IN YEARS)
CMO-Floating rate.......................   $ 44.3        (1.1)          3.2%          10.6
CMO-Floating rate.......................     76.5        (3.5)          4.3%          13.5
CMO-Floating rate.......................      8.9        (0.1)          4.8%           5.7
CMO-Floating rate.......................      4.7        (0.1)          3.0%           2.8
CMO-Fixed rate..........................     13.1        (0.3)         N.A.            1.7
MBS-Adjustable rate.....................
MBS-Adjustable rate.....................      2.4         0.1           4.0%           5.0
FHLB Dual Indexed Notes.................      5.8        (0.7)         N.M.            7.5
FHLB Inverse floating Note..............      5.0        (0.3)         N.M.            2.8
U.S. Treasuries.........................      5.0          --          N.A.            1.5
SBA Guaranteed..........................      4.3         0.1          N.A.            3.4
Govt. Sponsored Agencies................
Municipal Securities....................
Other...................................      6.2         0.1          N.A.           N.A.
                                           ------         ---
        Total portfolio.................   $176.2        (5.8)
                                           ======         ===

     The adjustable rate portion of Vectra's investment portfolio at December 31, 1996 is distributed as follows:

                          BY ADJUSTMENT
     BY INDEX               FREQUENCY                             LEGEND OF TERMS
     --------             -------------                           ---------------
10 year CMT     51%    Monthly          83%    CMO -- Collateralized Mortgage Obligation
COFI            26%    Quarterly         6%    COFI -- FHLB 11th District cost-of-funds index
7 year CMT       7%    Semi-annually     9%    CMT -- Index of constant maturing U.S. Treasury
                                                      securities
Dual Index       4%    Annually          2%    MBS -- Mortgage Backed Securities
                                       ----
1 month LIBOR    1%                            LIBOR -- London Interbank Offered Rate index
                       Total           100%
                                       ====
3 month LIBOR    3%                            N.M. -- Not meaningful

Prime            2%                            N.A. -- Not applicable
1 year CMT       3%
Other            3%
               ----
        Total  100%
               ====

---------------

(1) The coupon on these securities is set at the 10 year CMT less the 6 month LIBOR plus 4.75%.

     The average lives or maturities of most of Vectra's mortgage related securities are impacted by mortgage prepayment rates which are significantly affected by changes in interest rates. The increases in interest rates during 1994 substantially reduced mortgage prepayment rates which resulted in significant extensions of in the expected average lives of most of the CMOs. The extension of average CMO lives combined with other factors contributed to declines in the market values of the CMOs. There can be no assurance that market values will not decline further.

     See the "Investing Activities" section of "Management's Discussion and Analysis of Financial Condition and Results of Operation" for further discussion about the structure and performance of individual segments of Vectra's investment portfolio. Also see Note 5 of Notes to Consolidated Financial Statements for disclosures regarding two securities which are considered derivative financial instruments and have a combined face value of $10.75 million.

     Substantially all of Vectra's investment portfolio is held in the available-for-sale classification. As a result, Vectra reflects a mark-to-market adjustment on its entire portfolio (net of taxes) in shareholders' equity. Because of the series of interest rate increases in 1994, the bond market suffered its most volatile year in decades. This contributed to a substantial decline in the market values of Vectra's investments during 1994. Market values improved since then and the unrealized losses on securities available for sale decreased from 5.8% of the portfolio or a $7.7 million adjustment against equity at December 31, 1994 to 3.1% of the portfolio or a $3.8 million adjustment against equity at December 31, 1996. Management believes that Vectra's capital and liquidity are more than adequate to allow it to continue to hold its investment portfolio. It also expects that the passage of time and further restructuring of the portfolio will reduce its exposure to market value and basis risk.

     Market value estimates for all securities are obtained from multiple dealers monthly, including the dealers from whom securities have been purchased, but independent valuation estimates are always obtained from other dealers as well.

DEPOSITS

     Vectra's primary source of funds has historically been customer deposits. Vectra focuses on maintaining a high percentage of noninterest-bearing deposits, which provide low cost funds and result in higher interest margins. At December 31, 1996, noninterest-bearing deposits comprised 27.9% of total deposits. Vectra has not sought brokered deposits.

     The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the period indicated.

                                                                          YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                            1996                    1995                    1994
                                                    --------------------    --------------------    --------------------
                                                                AVERAGE                 AVERAGE                 AVERAGE
                                                    AVERAGE     INTEREST    AVERAGE     INTEREST    AVERAGE     INTEREST
                                                    BALANCE       COST      BALANCE       COST      BALANCE       COST
                                                    --------    --------    --------    --------    --------    --------
                                                                           (DOLLARS IN THOUSANDS)
NOW and money market accounts.....................  $ 78,227      2.52%     $ 65,715      2.62%     $ 70,884      2.19%
Savings...........................................   117,270      4.20%       87,072      4.42%       83,521      3.57%
Time certificates of deposit under $100,000.......    56,242      5.49%       41,445      5.56%       19,996      3.48%
Time certificates of deposit $100,000 and over....    20,462      5.53%       11,345      5.62%        7,669      3.77%
                                                    --------                --------                --------
        Total interest-bearing demand deposits....   272,201      4.09%      205,577      4.14%      182,070      3.03%
Noninterest-bearing demand deposits...............    95,555                  76,072                  77,733
                                                    --------                --------                --------
        Total Deposits............................  $367,756      3.02%     $281,649      3.02%     $259,803      2.12%
                                                    ========                ========                ========

     The following table sets forth the amount and maturity of CDs that had balances of more than $100,000 at December 31, 1996.

                     REMAINING MATURITY                       (DOLLARS IN
                     ------------------                       THOUSANDS)
Less than three months......................................    $ 6,319
Three months up to six months...............................     10,381
Six months up to one year...................................     15,115
One year and over...........................................      2,594
                                                                -------
          Total.............................................    $34,409
                                                                =======

FHLB BORROWINGS

     Vectra is a member of the FHLB of Topeka, which is one of 12 regional Federal Home Loan Banks. The FHLB system functions as a central bank providing credit for members. As a member of the FHLB, Vectra is entitled to borrow funds from the FHLB and is required to own FHLB stock in an amount determined by formula based upon Vectra's holdings of mortgage related assets and its FHLB borrowings. Vectra uses FHLB borrowings to supplement deposits as a source of funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management." At December 31, 1996 Vectra's total available and unused borrowing capacity with the FHLB was $88.1 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by Vectra's FHLB stock, other investment securities and certain loans.

     Vectra can choose from a variety of terms and maturities when it borrows from the FHLB. Maturities available range generally from one day to 10 years. Interest rates can be either fixed or variable and prepayment options are available if desired. The FHLB offers both amortizing and nonamortizing advances. To date, FHLB stock has been redeemable at the preset price of $100 per share, but there can be no assurance that this will continue to be the case.

     The table below sets forth information relating to Vectra's FHLB borrowings.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1996        1995        1994
                                                              -------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Due within one year of December 31
  Due in 60 days or less....................................  $35,000    $ 58,000    $136,000
  Overnight borrowings......................................   23,700      11,345      26,190
                                                              -------    --------    --------
          Total borrowings at December 31...................  $58,700    $ 69,345    $162,190
                                                              =======    ========    ========
Weighted average rate at end of period......................     6.08%       6.00%       6.24%
                                                              =======    ========    ========
Average borrowings outstanding for the period...............  $64,743    $123,083    $114,986
                                                              =======    ========    ========
Weighted average interest rate for the period...............     5.48%       6.08%       4.71%
                                                              =======    ========    ========
Maximum borrowings outstanding at any month-end during the
  period....................................................  $78,700    $167,500    $175,250
                                                              =======    ========    ========

COMPETITION

     Vectra faces a high degree of competition. In its marketplace, there are numerous small banks and a few larger banking groups with assets in excess of $1.0 billion, including Norwest Bank, Colorado National Bank (a subsidiary of First Bank Systems of Minneapolis), Banc One, Wells Fargo, Key Bank FirstBank Holding Company of Colorado and First Federal Bank of Colorado. Also, World Savings and Commercial Federal Savings, both owned by large out-of-state holding companies, operate numerous branches in the Denver/ Boulder area. Vectra also competes with insurance companies, savings and loan associations, credit unions, leasing companies, mortgage companies, and other financial service providers. Many of the banks and other financial institutions with which Vectra competes have capital resources and legal lending limits substantially in excess of the capital resources and legal lending limits of Vectra.

     Vectra competes for loans and deposits principally based on the range and quality of services provided, interest rates, loan fees and office locations. Vectra actively solicits deposit customers and competes by offering them attractive products and personal and professional service. Over the past few years, competition has increased as a result of changes in Colorado banking laws that permit statewide branching and allow out-of-state holding companies to acquire Colorado-based financial institutions. Vectra believes its customer service, broad product line and banking network enable it to compete in its market area.

GOVERNMENT REGULATION

     Vectra and Vectra Bank are extensively regulated under federal and Colorado law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation ("FDIC"), not shareholders of Vectra. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of Vectra and Vectra Bank. Vectra is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

VECTRA

     General. Vectra is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve ("Board of Governors"). Vectra is required to file an annual report and such other reports as the Board of Governors now requires or may require.

     Acquisitions. As a bank holding company, Vectra is required to obtain the prior approval of the Board of Governors before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The Board of Governors will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The Board of Governors also considers managerial, capital and other financial factors in acting on acquisition or merger applications.

     Permissible Activities. A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in a non-banking activity, unless such activity has been determined by the Board of Governors to be closely related to banking or managing banks. The Board of Governors has identified specific non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the Board of Governors.

     Capital Adequacy. The Board of Governors monitors the capital adequacy of bank holding companies. As discussed below, Vectra Bank is also subject to the capital adequacy requirements of the Board of Governors and the Division of Banking for the State of Colorado. The Board of Governors uses a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy.

     The Board of Governors has adopted a system using risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies on a consolidated basis. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning to them the appropriate risk weight. For purposes of the risk-based capital guidelines, total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with Tier 2 being limited to 100% of Tier 1. For bank holding companies, Tier 1 capital includes, with certain restrictions, common shareholders' equity, perpetual preferred stock (no more than 25% of Tier 1 capital being comprised of cumulative preferred stock) and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the allowance for loan losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4% should be in the form of Tier 1 capital).

     The Vectra $.95 Series A Preferred Stock (the "1994 Preferred Stock") is perpetual preferred stock (i.e. stock that Vectra is never required to redeem) in order to comply with the requirements for Tier 1 capital. However, because the 1994 Preferred Stock contains provisions for cumulative dividends, it cannot be used to make up more than 25% of Vectra's total Tier 1 capital. At December 31, 1996, Vectra's Tier 1 capital was $41.2 million. This results in all of the 1994 Preferred Stock being classified as Tier 1 capital at December 31, 1996.

     In addition to the risk-based capital guidelines, the Board of Governors and the FDIC use a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The leverage ratio is defined to be a company's Tier 1 capital divided by its tangible assets. Based upon the current capital status of Vectra, the applicable minimum required leverage ratio is estimated to be 5%.

     The table below sets forth ratios of (i) total capital risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets and (iii) Tier 1 capital to tangible assets, at December 31, 1996.

                                                                 AT DECEMBER 31, 1996
                                                              --------------------------
                           RATIO                              ACTUAL    MINIMUM REQUIRED
                           -----                              ------    ----------------
Total capital to risk-weighted assets.......................   11.6%          8.0%
Tier 1 capital to risk-weighted assets......................   10.5%          4.0
Tier 1 capital to tangible assets...........................    7.0%          5.0

     Failure to meet the capital guidelines may result in the initiation by the Board of Governors of appropriate supervisory or enforcement actions.

VECTRA BANK

     General. Vectra Bank is a Colorado banking corporation, the deposits of which are insured by the FDIC, and are subject to supervision and regulation by the Board of Governors and the Colorado Division of Banking.

     Permissible Activities. No Colorado bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. This limitation does not now affect Vectra Bank, since it is not presently involved in the types of transactions covered by this limitation.

     Branching. Colorado has no limitations on the number of branches a bank may establish.

     Community Reinvestment Act. Enacted in 1977, the federal Community Reinvestment Act ("CRA") has become increasingly important to financial institutions, including their holding companies. The CRA currently allows regulators to turn down an applicant seeking to make an acquisition or establish a branch unless it has performed satisfactorily under the CRA. Satisfactory performance means meeting adequately the credit needs of the communities the applicant serves. The applicable federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. During the last examination, Vectra received an outstanding rating. As a result, management believes that Vectra's performance under CRA will not impede regulatory approvals of proposed acquisitions or branching opportunities.

     Cross-Guarantee. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-controlled institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

     Dividend Restrictions. Dividends paid by Vectra Bank provide substantially all of the operating and investing cash flow of Vectra. Under Colorado law and Board of Governors policies, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceed the total of its net profits of that year combined with its retained net profits for the preceding two years. In addition, a bank cannot pay a dividend if it will cause the bank to be "undercapitalized."

     Examinations. The Board of Governors periodically examines and evaluates state-chartered banks that are members of the Federal Reserve System. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

     The Colorado Division of Banking also conducts examinations of the state-chartered banks. The Division may accept the results of a federal examination in lieu of conducting an independent examination. The Colorado Division of Banking also has the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

     Capital Adequacy. The Board of Governors has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The requirements address both risk-based capital and leverage capital, with risk-based assets and Tier 1 and Tier 2 capital being determined in basically the same manner as described above for bank holding companies. The Board of Governors may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     The Board of Governors risk-based capital guidelines require state banks to have a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%.

     The Board of Governors leverage guidelines require that state banks maintain Tier 1 capital of no less than 3% and up to 5% of total tangible assets. Based on the current capital status of Vectra Bank, the applicable guideline is estimated to be 5%. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

     The table below sets forth Vectra Bank's capital ratios at December 31, 1996.

                                                                AT DECEMBER 31, 1996
                                                             --------------------------
                           RATIO                             ACTUAL    MINIMUM REQUIRED
                           -----                             ------    ----------------
Total capital to risk-weighted assets......................  12.2%            8.0%
Tier 1 capital to risk-weighted assets.....................  11.1%            4.0
Tier 1 capital to tangible assets..........................   7.4%            5.0

     Banking regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of less than 10% but not less than 8%, a Tier 1 risk-based capital ratio of less than 6% but not less than 4% and a leverage ratio of less than 5% but not less than 4%. Under these regulations, as of December 31, 1996, Vectra Bank was well capitalized.

     Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires the federal banking regulators to take "prompt corrective action" with respect to capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

     As an institution's capital decreases, the powers of the federal regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have very limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

     Real Estate Lending Evaluations. The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which are equal to or higher than the loan to value limitations established by Vectra Bank.

     Deposit Insurance Premiums. Effective January 1, 1996, the assessment schedule for banks will range from 0 to 27 cents per $100 of deposits subject to Bank Insurance Fund ("BIF") assessments, based on each institution's risk classification. Vectra Bank's insured deposits are subject to assessment payable to BIF. An institution's risk classification is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized" and "undercapitalized." The three supervisory subgroups are Group "A" (for financially solid institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund) and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action). Currently, Vectra Bank is a well capitalized institution and a Group A supervisory subgroup.

     Interstate Banking Legislation. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into Federal Law. Under the Interstate Act, commencing on September 29, 1995, bank holding companies will be permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state chartered banks will be permitted to merge across state lines (and to thereby create interstate branches) commencing July 1, 1997. States are permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior to July 1, 1997) to the interstate branching provisions. Colorado has neither "opted-in" nor "opted-out" of the interstate branching provisions and therefore out of state banks may branch into Colorado after June 30, 1997 in accordance with applicable laws. Vectra does not currently have any plans generally to take any actions permitted by the Interstate Act.

CHANGING REGULATORY STRUCTURE

     The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is difficult to predict the outcome of these changes.

     One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Board of Governors, the Comptroller of the Currency and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the Colorado Division of Banking possesses certain enforcement powers to address violations of the Colorado Banking Code by Colorado state-chartered banks.

EFFECT ON ECONOMIC ENVIRONMENT

     The policies of regulatory authorities, including the monetary policy of the Board of Governors, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Board of Governors to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

     The Board of Governors' monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of Vectra and its subsidiaries cannot be predicted.

EFFECT ON ECONOMIC ENVIRONMENT

     The policies of regulatory authorities, including the monetary policy of the Board of Governors, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Board of Governors to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

     Board of Governors monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of Vectra and its subsidiaries cannot be predicted.

FORWARD-LOOKING STATEMENTS

     Information contained in this Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "believes," "are finalizing," "goal," "objective(s)," "is (are)," "is scheduled for completion," "plans to," "anticipates," "would likely," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that Vectra expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements.

     Vectra's future results may vary materially from those anticipated by management, and may be affected by various trends and factors which are beyond Vectra's control. These risks include, among other factors disclosed elsewhere herein, the competitive banking environment in which Vectra operates, risks relating to Vectra's growth strategy, changes in general economic conditions and interest rates, rapid or unexpected changes in technologies and other uncertain business conditions that affect Vectra's business.

EMPLOYEES

     At December 31, 1996, Vectra had approximately 310 full-time equivalent employees. Vectra places a high priority on staff development, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. Staff development involves training in customer service, marketing and regulatory compliance. None of the employees of Vectra is covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Vectra are as follows:

          NAME            AGE                          POSITION
          ----            ---                          --------
Gary S. Judd              56     President, Chief Executive Officer and Director of
                                   Vectra and President of Vectra and Vectra Bank
Robert C. Barton          45     President of Vectra Mortgage Group
J. Patrick McDuff         48     Regional President of Vectra Bank
Michael Y. Meganck        45     Senior Credit Policy Officer
Gary A. Mosko             52     Executive Vice President and Director of Vectra and
                                   Regional President of Vectra Bank
Ray L. Nash               45     Chief Financial Officer
Robert A. Silverberg      61     Executive Vice President and Director
Joseph J. Wolf            41     Regional President of Vectra Bank

     There are no family relationships among any of the directors and executive officers of Vectra. All directors hold office until the next meeting of shareholders or until their successors are elected and qualified.

     Gary S. Judd has been President, Chief Executive Officer and a director of Vectra since he and James Tozer founded it in March 1988. Mr. Judd's previous experience includes over 16 years of employment with Citicorp and Citibank, N.A. in a broad range of senior managerial positions both internationally and in the United States.

     Robert C. Barton has served as Vectra Mortgage Group President, Regional President or Consumer Business Sector Head since June 1989. From 1974 through May 1989, Mr. Barton was employed by Citicorp in various positions, ending his tenure as Senior Vice President of the origination and industrial bank operations for Citicorp Mortgage in the western United States.

     Ray L. Nash has been Chief Financial Officer since July 1989. From March 1984 through June 1989, Mr. Nash was employed by WestAmerica Mortgage Company as Vice President and Controller.

     Michael Y. Meganck has been Senior Credit Policy Officer since May 1989. He was self employed as a business consultant from 1986 until joining Vectra. Mr. Meganck worked with Crocker National Bank and Wells Fargo in various capacities from 1978 to 1986.

     Gary A. Mosko became Executive Vice President and Director of Vectra and Regional President of Vectra's Southwest branch in June 1996. Prior to joining Vectra Bank, Mr. Mosko was with Southwest State Bank for 23 years, serving as President the last 15 years.

     J. Patrick McDuff has been President of Vectra Bank of Boulder or Regional President of Vectra since July 1987. Mr. McDuff serves as a director of Black Hawk Gaming & Development Company, Inc., a Nasdaq National Market listed company.

     Joseph J. Wolf has served as Regional President of Vectra Bank since December 1993. Mr. Wolf served as President of Vectra Bank of Denver from December 1991 until it was merged into Vectra in November 1993, and as Vice President of Vectra Bank from February 1990 through December 1991. From November 1981 through January 1990, he was employed by United Banks, Denver, Colorado, ending his employment as Vice President and Manager of Commercial Lending.

     Robert A. Silverberg has been Executive Vice President and Director of Vectra since November 1995. From 1981 until joining Vectra, he was Chairman of the Board of First Denver Corporation and First National Bank of Denver. He is also a director of Vanguard Cellular Systems, Inc., a corporation with a class of equity securities registered under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES.

     Vectra owns seven of its banking facilities which aggregate approximately 94,000 square feet of building area, of which approximately 70,000 square feet are used for banking services. Substantially all of the space not used by Vectra was leased to third parties at December 31, 1996. Vectra leases its other five banking facilities, which total approximately 18,800 square feet. Vectra also leases a 4,150 square foot service facility for its back office support systems. Vectra believes that its existing facilities are in good condition and are adequate to meet its current and future needs at such locations.

ITEM 3. LEGAL PROCEEDINGS.

     Periodically and in the ordinary course of business, various claims and lawsuits which are incidental to the business of Vectra are brought against or by Vectra. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of Vectra.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of Vectra's security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, for the calendar quarters indicated, the high and low closing prices per share of Vectra common stock as reported on the Nasdaq National Market. These quotations represent the prices between dealers and do not include retail mark ups, mark downs or commissions and may not represent actual transactions.

                                                          1996
                                          ------------------------------------
                                          FOURTH    THIRD     SECOND    FIRST
                                          ------    ------    ------    ------
High....................................  $18.50    $15.25    $13.25    $13.25
Low.....................................   14.50     12.50     12.00     11.00

                                                          1995
                                          ------------------------------------
                                          FOURTH    THIRD     SECOND    FIRST
                                          ------    ------    ------    ------
High....................................  $12.25    $12.00    $10.50    $10.63
Low.....................................   10.13     10.25      9.50      9.00

     At March 7, 1996 the Company had approximately 200 holders of record of its common stock; management estimates that the number of beneficial owners is significantly greater.

     Vectra's policy is to retain its earnings to support the growth of its business. The board of directors of Vectra has never declared cash dividends on the Vectra common stock and has no current plans to do so. Further, the ability of Vectra to pay cash dividends largely depends on the amount of cash dividends paid to it by Vectra Bank. Capital distributions, including dividends by Vectra Bank are subject to federal and state regulatory restrictions tied to Vectra Bank's earnings and capital. See "Supervision and Regulation -- Vectra
Bank -- Dividend Restrictions" in Item 1 above.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below should be read in conjunction with and are qualified by the more detailed Consolidated Financial Statements and Notes thereto of Vectra included herein.

                            SELECTED FINANCIAL DATA

                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1995       1994       1993       1992
                                          --------   --------   --------   --------   --------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS:
  Interest income.......................  $ 37,957   $ 34,253   $ 28,543   $ 18,700   $ 17,385
  Interest expense......................    15,230     16,330     11,172      5,912      6,044
  Net interest income...................    22,727     17,923     17,371     12,788     11,341
  Provision for loan losses.............       916        795        794        283        363
  Other income..........................     4,492      3,820      3,507      4,001      3,988
  Other expenses........................    17,918     15,871     15,052     14,752     13,421
                                          --------   --------   --------   --------   --------
          Net earnings..................  $  5,445   $  3,303   $  2,675   $  2,410   $  1,518
                                          ========   ========   ========   ========   ========
BALANCE SHEET:
  Total assets..........................  $561,811   $417,806   $462,314   $293,700   $262,625
  Net loans.............................   315,667    204,171    179,766    140,750    125,316
  Nonperforming assets(1)...............     3,550      2,369      2,477      3,077      5,323
  Deposits..............................   439,351    307,085    268,184    250,111    205,097
  Shareholders' equity..................    45,435     30,185     23,593     17,353     15,048
AVERAGE BALANCE SHEET:
  Total assets..........................   483,092    440,189    406,201    274,690    232,784
  Net loans.............................   252,448    185,355    158,799    134,582    125,341
  Earning assets........................   438,062    405,357    373,048    241,124    198,610
  Deposits..............................   367,756    281,649    259,803    222,585    188,847
PER SHARE:
  Earnings per common share and common
     equivalent share...................      1.31       0.79       0.69       0.95       0.63
  Earnings per common share assuming
     full dilution......................      1.26       0.78       0.69       0.95       0.63
  Book value per pro forma fully
     converted common share(4)..........      9.28       6.93       4.86       5.91       4.69
  Tangible book value per pro forma
     fully converted common share(4)....      7.30       6.84       4.86       5.91       4.69
KEY RATIOS:
  Net interest margin...................      5.20%      4.42%      4.66%      5.30%      5.71%
  Net interest spread...................      4.29       3.57       3.95       4.68       5.04
  Return on average assets..............      1.13       0.75       0.66       0.88       0.65
  Return on average common equity.......     15.74      13.41      12.65      15.37      11.61
  Shareholders' equity to total
     assets.............................      8.09       7.22       5.10       5.91       5.73
  Nonperforming assets to total
     assets.............................      0.63       0.57       0.54       1.05       2.03
  Nonperforming loans to total loans....      0.79       0.67       0.62       1.34       2.52
  Allowance for loan losses to total
     loans..............................      1.32       1.21       1.10       1.62       1.63
  Allowance for loan losses to
     nonperforming loans................    166.92     181.31     176.75     121.42      64.68

---------------

(1) Includes loans 90 days or more delinquent and still accruing interest, nonaccrual loans, restructured loans and real estate and other assets acquired by foreclosure.

(2) First Denver Corporation (FDC) merged with Vectra in November 1995, in a pooling of interests. Accordingly, all financial statements included herein reflect combined Vectra and FDC for all periods presented (see Note 2 in Notes to Consolidated Financial Statements).

(3) In June 1996, Vectra acquired Southwest State Bank and its parent Bank Land Company (Southwest) in a transaction accounted for using purchase accounting. Accordingly, Southwest's balances and results of operations have been included in Vectra's financial statements only from the date of acquisition forward (see Note 2 in Notes to Consolidated Financial Statements).

(4) Assumes the conversion of $10,970,000 of $100 Series A Convertible Preferred stock into 827,992 shares of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND RISK FACTORS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Vectra's future operating results may be affected by various trends and factors which are beyond Vectra's control. These include, among other factors, the competitive banking environment in which Vectra operates, dependence on key personnel, changes in allowances for loan losses, risks relating to Vectra's growth strategy, changes in general economic conditions and interest rates, rapid or unexpected changes in technologies and other uncertain business conditions that affect Vectra's business. Accordingly, past results and trends may not be reliable indicators of future results or trends.

     With the exception of historical information, the matters discussed below may include forward-looking statements that involve risks and uncertainties. Vectra wishes to caution readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect Vectra's actual results and cause actual results to differ materially from those in the forward-looking statements.

OVERVIEW

     Vectra's net income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

     One of Vectra's strategies has been to leverage its capital to maximize earnings capacity. In executing this strategy, Vectra has borrowed from the Federal Home Loan Bank ("FHLB"). These borrowings, which generally adjust monthly, have been used in part to fund loan growth but to a larger extent to fund the purchase of additional adjustable rate securities, which also generally adjust monthly, semiannually or annually.

     Vectra's objectives are to increase loans as a percent of total assets and to fund growth in its asset base with growth in deposits and equity to the extent possible. However, the Company plans to maintain an appropriate level of wholesale funding, including borrowings from the FHLB, as a means of enhancing overall earnings and return on equity. In pursuing these objectives, Vectra expects overall yields on assets to increase -- since loans produce higher yields than investments -- and further expects to minimize potential volatility in the performance and market value of its investment portfolio as investments become a smaller percent of total assets. The combination of internal growth and the pooling-of-interests merger with First Denver Corporation in 1995 and the acquisition of Southwest State Bank in 1996 have allowed Vectra to achieve progress towards these objectives. The ratio of loans to total assets has increased to 56.9% at the end of 1996 compared to 49.5% at the end of 1995 and 39.3% at the end of 1994. Borrowings from the FHLB have decreased to 10.6% of assets at the end of 1996 from 16.8% at the end of 1995 and 35.1% at the end of 1994. Net interest margin increased to 5.20% in 1996 compared to 4.42% in 1995 and 4.66% in 1994.

NET INTEREST INCOME

     The following tables set forth information for the periods indicated with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Vectra. These schedules have been adjusted to a fully taxable equivalent basis for 1996. There were no adjustments for 1995 and 1994 related to tax-exempt interest as such interest was not significant prior to 1996.

                                                              AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                1996                            1995                            1994
                                    -----------------------------   -----------------------------   -----------------------------
                                               INTEREST   AVERAGE              INTEREST   AVERAGE              INTEREST   AVERAGE
                                    AVERAGE     EARNED     YIELD    AVERAGE     EARNED     YIELD    AVERAGE     EARNED     YIELD
                                    BALANCE    OR PAID    OR COST   BALANCE    OR PAID    OR COST   BALANCE    OR PAID    OR COST
                                    --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Federal funds sold................  $    231   $    12      5.25%   $  1,846   $   113      6.12%   $  2,424   $    98     4.05%
Investments.......................   180,829    11,188      6.19     211,153    13,579      6.43     205,060    12,004     5.85
Investment in stock of the Federal
  Home Loan Bank..................     4,554       294      6.46       7,003       428      6.11       6,765       398     5.88
Loans(1)..........................   255,761    26,531     10.37     187,637    20,133     10.73     160,944    16,043     9.97
Allowance for loan losses.........    (3,313)                         (2,282)                         (2,145)
                                    --------   -------              --------   -------              --------   -------
        Total interest-earning
          assets..................   438,062    38,025      8.68     405,357    34,253      8.45     373,048    28,543     7.65
Noninterest-earning assets
  Cash and due from banks.........    21,229                          15,549                          16,268
  Other...........................    23,801                          19,283                          16,885
                                    --------                        --------                        --------
        Total assets..............  $483,092                        $440,189                        $406,201
                                    ========                        ========                        ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Deposits:
  NOW and money market accounts...  $ 78,227   $ 1,972      2.52    $ 65,715   $ 1,721      2.62    $ 70,884   $ 1,553     2.19
  Savings.........................   117,270     4,930      4.20      87,072     3,846      4.42      83,521     2,979     3.57
  Certificates of deposit:
    Under $100,000................    56,243     3,089      5.49      41,445     2,305      5.56      19,996       695     3.48
    $100,000 and over.............    20,461     1,132      5.53      11,345       638      5.62       7,669       289     3.77
                                    --------   -------              --------   -------              --------   -------
        Total interest-bearing
          deposits................   272,201    11,123      4.09     205,577     8,510      4.14     182,070     5,516     3.03
Advances from the Federal Home
  Loan Bank and federal funds
  purchased.......................    64,743     3,547      5.48     123,083     7,483      6.08     114,989     5,420     4.71
Securities and loans sold under
  agreements to repurchase........     7,565       352      4.65       4,899       240      4.90       3,333       116     3.48
Notes payable.....................     2,573       208      8.08       1,076        97      9.01       1,357       120     8.84
                                    --------   -------              --------   -------              --------   -------
        Total interest-bearing
          liabilities.............   347,082    15,230      4.39     334,635    16,330      4.88     301,749    11,172     3.70
Noninterest-bearing demand
  accounts........................    95,555                          76,072                          77,733
        Total deposits and
          interest-bearing
          liabilities.............   442,637                         410,707                         379,482
Other noninterest-bearing
  liabilities.....................     2,672                           2,499                           2,099
                                    --------                        --------                        --------
        Total liabilities.........   445,309                         413,206                         381,581
Shareholders' equity..............    37,783                          26,983                          24,620
                                    --------                        --------                        --------
        Total liabilities and
          shareholders' equity....  $483,092                        $440,189                        $406,201
                                    ========                        ========                        ========
Net interest income...............             $22,795                         $17,923                         $17,371
                                               =======                         =======                         =======
Net interest spread...............                          4.29%                           3.57%                          3.95%
                                                           =====                           =====                           ====
Net interest margin...............                          5.20%                           4.42%                          4.66%
                                                           =====                           =====                           ====
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities....       126%                            121%                            124%
                                    ========                        ========                        ========

---------------

(1) Loans are net of unearned discount. Nonaccruals are included in average loans outstanding. Loan fees are included in interest income as follows:
    1996 -- $1,269,000; 1995 -- $1,225,000; 1994 -- $1,156,000.

(2) First Denver Corporation (FDC) merged with Vectra in November 1995, in a pooling of interests. Accordingly, all financial statements included herein reflect combined Vectra and FDC for all periods presented (see Note 2 in Notes to Consolidated Financial Statements).

(3) In June 1996, Vectra acquired Southwest State Bank and its parent Bank Land Company (Southwest) in a transaction accounted for using purchase accounting. Accordingly, Southwest's balances and results of operations have been included in Vectra's financial statements only from the date of acquisition forward.

     The following table illustrates, for the periods indicated, the changes in Vectra's net interest income due to changes in volume and changes in interest rates. Changes in net interest income due to both volume and rate have been included in the changes due to rate.

                                                          1996 COMPARED TO 1995:           1995 COMPARED TO 1994:
                                                        INCREASE (DECREASE) IN NET       INCREASE (DECREASE) IN NET
                                                           INTEREST INCOME DUE              INTEREST INCOME DUE
                                                              TO CHANGES IN                    TO CHANGES IN
                                                      ------------------------------   ------------------------------
                                                       VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                                      --------   --------   --------   --------   --------   --------
                                                                          (DOLLARS IN THOUSANDS)
Interest earning assets:
  Federal funds sold................................  $    (99)  $     (2)  $   (101)  $    (23)  $     38   $     15
  Investments.......................................    (1,950)      (441)    (2,391)       357      1,218      1,575
  Investment in stock of the Federal Home Loan
    Bank............................................      (150)        16       (134)        14         16         30
  Loans.............................................     7,310       (912)     6,398      2,661      1,429      4,090
                                                      --------   --------   --------   --------   --------   --------
        Total interest-earning assets...............     5,112     (1,340)     3,772      3,009      2,701      5,710
                                                      --------   --------   --------   --------   --------   --------
Interest-bearing liabilities:
  NOW and Money Market accounts.....................      (328)        77       (251)       113       (281)      (168)
  Savings...........................................    (1,334)       250     (1,084)      (127)      (740)      (867)
  Certificates of deposits:
    Under 100,000...................................      (823)        39       (784)      (746)      (864)    (1,610)
    100,000 and over................................      (513)        19       (494)      (139)      (210)      (349)
  Advances from the Federal Home Loan Bank and
    federal funds purchased.........................     3,547        389      3,936       (382)    (1,681)    (2,063)
  Securities and loans sold under agreements to
    repurchase......................................      (131)        19       (112)       (55)       (69)      (124)
  Notes payable.....................................      (135)        24       (111)        25         (2)        23
                                                      --------   --------   --------   --------   --------   --------
        Total interest-bearing liabilities..........       283        817      1,100     (1,311)    (3,847)    (5,158)
                                                      --------   --------   --------   --------   --------   --------
        Net increase (decrease) in net interest
          income....................................  $  5,395   $   (523)  $  4,872   $  1,698   $ (1,146)  $    552
                                                      ========   ========   ========   ========   ========   ========

ASSET/LIABILITY MANAGEMENT

     Vectra's liquidity management objective is to ensure its ability to satisfy cash flow requirements of depositors, borrowers and of Vectra's operations. Vectra has two basic sources of liquidity. The first is its retail deposit base served by its banking offices. Vectra has successfully increased core deposits through its retail network by implementing deposit programs and promotions directed at existing and potential customers and via the acquisition of other banks. Average deposits increased by $86.1 million or 30.6% in 1996 compared to 1995. Approximately $51.4 million of the increase relates to the time weighted average of deposits acquired with the acquisition of Southwest State Bank (see
Note 2 in Notes to Consolidated Financial Statements) with the remaining $34.7 million representing internally generated growth.

     The second source of liquidity is from borrowings, primarily from the FHLB. This source is used regularly in the Company's cash management function both to fund a portion of the investment portfolio and to manage the day-to-day fluctuations in liquidity resulting from needs of depositors and borrowers. At December 31, 1996, Vectra had available approximately $88 million of unused borrowing capacity, principally from the FHLB. The borrowing line from the FHLB is collateralized by investments and loans. Sources of borrowing other than the FHLB include unsecured federal funds purchase lines from three banks. Regular use of the FHLB as a liquidity management tool has enabled Vectra to hold federal funds sold to a low level without impairing its ability to manage liquidity adequately. Vectra anticipates that it will continue to rely primarily upon customer deposits, FHLB borrowings, loan repayments, loan sales and retained earnings to provide liquidity and will use funds so provided primarily to make loans and to purchase investment securities.

     The mismatch between maturities and interest rate sensitivities of assets and liabilities results in interest rate risk. Rising and falling interest rate environments can have various impacts on net interest income, depending on the difference between the repricing of interest-earning assets and interest-bearing liabilities, unscheduled repayments of loans and investments, early withdrawals of deposits and other factors. The factor of most potential significance to overall interest rate risk is basis risk which is the degree to which yields on assets and costs of liabilities may adjust differently over time and in relation to other interest rate changes.

     Vectra has focused on maintaining balance between interest rate sensitive assets and liabilities and repricing frequencies. An important element of this focus has been to emphasize variable rate loans and investments funded by deposits and FHLB borrowings which also mature or reprice over short time periods.

     The following tables set forth the estimated maturity or repricing, and the resulting interest rate gap, of Vectra's interest-earning assets and interest-bearing liabilities at December 31, 1996. All amounts in the tables are based on contractual repricing schedules except for fixed rate mortgage-related securities for which maturities are estimated based upon recent prepayment experience and assumed future prepayment rates. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the tables.

                                              ESTIMATED MATURITY OR REPRICING AT DECEMBER 31, 1996
                                        -----------------------------------------------------------------
                                                       THREE MONTHS
                                         LESS THAN     TO LESS THAN   ONE TO FIVE   OVER FIVE
                                        THREE MONTHS     ONE YEAR        YEARS        YEARS       TOTAL
                                        ------------   ------------   -----------   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Fixed-rate commercial loans.........    $  7,050       $ 10,500       $ 30,525     $ 10,082    $ 58,157
  Fixed-rate consumer loans...........       3,042         13,906         42,817       19,413      79,178
  Variable-rate commercial loans......     159,879             --             --           --     159,879
  Variable-rate consumer loans........      21,067            381          1,243           --      22,691
  Investment securities...............     125,266         29,734         35,418          471     190,889
  Federal funds sold..................          --             --             --           --          --
                                          --------       --------       --------     --------    --------
          Total interest-earning
            assets....................     316,304         54,521        110,003       29,966     510,794
Interest-bearing liabilities:
  NOW and MMA.........................      88,466             --             --           --      88,466
  Savings.............................     128,890             --             --           --     128,890
  Certificates of deposit under
     $100,000.........................       8,491         39,388         16,993           --      64,872
  Certificates of deposit $100,000 and
     over.............................       6,319         25,497          2,594           --      34,410
  Advances from the Federal Home Loan
     Bank and federal funds
     purchased........................      59,700             --             --           --      59,700
  Other interest-bearing
     liabilities......................      10,733             --             --        4,050      14,783
                                          --------       --------       --------     --------    --------
          Total interest-bearing
            liabilities...............     302,599         64,885         19,587        4,050     391,121
  Interest rate gap...................    $ 13,705       $(10,364)      $ 90,416     $ 25,916    $119,673
                                          ========       ========       ========     ========    ========
  Cumulative interest rate gap at
     December 31, 1996................    $ 13,705       $  3,341       $ 93,757     $119,673
                                          ========       ========       ========     ========
  Cumulative interest rate gap to
     total assets.....................         2.4%            .6%          16.7%        21.3%

     The following table presents at December 31, 1996, loans by maturity in each major category of Vectra's portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

                                                                    DECEMBER 31, 1996
                                                    --------------------------------------------------
                                                    LESS THAN    ONE TO FIVE    OVER FIVE
                                                    ONE YEAR        YEARS         YEARS        TOTAL
                                                    ---------    -----------    ----------    --------
                                                                  (DOLLARS IN THOUSANDS)
Commercial........................................   $37,599       $ 31,841      $12,228      $ 81,668
Real estate -- mortgage...........................    32,881         76,675       65,872       175,428
Real estate -- construction.......................    21,110          1,677          470        23,257
Installment and revolving lines of credit.........     1,263         34,415        1,383        37,061
Loans held for sale...............................     2,864             --           --         2,864
                                                     -------       --------      -------      --------
          Total face amount of loans..............   $95,717       $144,608      $79,953       320,278
                                                     =======       ========      =======
Deferred loan fees, discounts, and costs, net.....                                                (373)
                                                                                              --------
          Total loans.............................                                            $319,905
                                                                                              ========

     Of the $224.6 million of loans that mature after one year, a total of $102.8 million are fixed rate loans and $121.8 million are variable rate loans.

     In addition to reviewing its gap position, Vectra uses an interest rate risk model to evaluate the potential impact that changes in interest rates might have on earnings and the estimated market value of the Company's equity. Vectra has adopted profitability, liquidity and market valuation parameters and objectives against which modeled results are measured. If projections, which are updated at least quarterly, indicate unacceptable risk to achievement of established parameters, management reviews the reasons and develops plans to mitigate or minimize such risks.

     At December 31, 1996, Vectra had approximately $187.0 million of assets (substantially all of its floating rate loans and $4.4 million of its investments) and $74.5 million of liabilities (advances from FHLB and securities and loans sold under agreements to repurchase) on which interest rates have adjusted, generally within 30 days, in the direction of and by the approximate magnitude of changes in the federal funds rate. Such assets and liabilities are indexed to or closely tied to the prime rate or other short-term indices. Management expects these assets and liabilities to continue to adjust in reaction to future changes in the federal funds rate except that it is possible, as has sometimes happened in previous cycles of changing interest rates, that the prime rate may not change by the magnitude of all changes in the federal funds rate. If the prime rate were to rise by a lesser degree than increases in the federal funds rate or decline by more than the degree of declines in the federal funds rate, Vectra's net interest income would likely be negatively impacted, at least temporarily.

     Competitive pressures are significant in determining the rates paid on interest-bearing deposits. In 1995 compared to 1994, the average cost of all deposits increased by a larger percentage than the increase in average yield on interest-earning assets. This was not the case, however, in 1996 when the average cost of all deposits remained unchanged at 3.02% compared to 1995 while the average yield on interest-earning assets increased 0.23%. The levels, mix and cost of deposits are significant factors impacting overall net interest income.

     Net interest income is also impacted significantly by the levels and maturities of fixed rate securities and loans and the levels of noninterest-bearing deposits, other noninterest-bearing liabilities and shareholders' equity. Vectra's combined average of noninterest-bearing deposits, other noninterest-bearing liabilities and shareholders' equity in 1996 totaled $136.0 million, up from $105.6 million in 1995 and totaled $170.7 million at December 31, 1996. At December 31, 1996, fixed rate loans and investments totaled approximately $192 million. As these loans and investments mature, they can either be replaced with variable rate loans or securities or with then current market rate fixed rate loans or securities or the proceeds can be used to reduce borrowings from the FHLB.

INVESTING ACTIVITIES

     During 1996, Vectra focused attention on selected restructuring of its investment portfolio with the objective of reducing the potential volatility to market value changes and basis risk that might be caused by changes in interest rates. Securities sold included fixed and variable rate collateralized mortgage obligations (CMOs) and certain other mortgage backed securities (MBS). Securities purchased were generally fixed rate obligations of U. S. government agencies with maturities of three years or less, most of which are callable. Certain variable rate CMOs and MBS were also purchased during 1996.

     Vectra's strategy of leveraging its capital to maximize earnings capacity has been accomplished with borrowings from the FHLB. These borrowings, which generally adjust monthly, are used as a wholesale funding source for the purchase of additional adjustable rate securities, which also generally adjust monthly, semiannually or annually. Average FHLB advances in 1996 of $64.7 million were down 47.4% from the $123 million average balance in 1995. In 1995, the level of these activities was reduced compared to 1994 consistent with the Company's objective of replacing investments with higher yielding loans and replacing borrowings with customer deposits. Although the 1995 average FHLB borrowings were up $8 million from the 1994 average, the balance at December 31, 1995 was reduced to $70 million from $162 million one year earlier. The profitability of these activities increased during 1996 compared to 1995. Evidence of such increase is the 0.24% decline in the average yield on investments in 1996 from 1995 versus a larger 0.49% decrease in the average cost of all interest-bearing liabilities. The significant flattening of the interest rate yield curve during 1995 reduced the profitability of these investing activities compared to 1994. The 1995 yield on investments increased only 0.58% over 1994 while the cost of interest-bearing liabilities increased by 1.18%.

     The following table summarizes certain information about Vectra's investment portfolio:

                                                                              DECEMBER 31, 1996
                                                             ---------------------------------------------------
                                                                         UNREALIZED     EXCESS OF
                                                                           MARKET     INTEREST RATE     ESTI-
                                           INDEX TO WHICH                  VALUE        CAPS OVER       MATED
                                             COUPON ON       AMORTIZED    ADJUST-        CURRENT       AVERAGE
              DESCRIPTION                 SECURITY IS TIED     COST        MENTS         COUPONS        LIVES
              -----------                 ----------------   ---------   ----------   -------------   ----------
                                                                         (IN MILLIONS)                (IN YEARS)
CMO-Floating rate.......................      COFI            $ 37.6        (1.7)          3.5%          14.3
CMO-Floating rate.......................    10 yr CMT           75.5        (3.6)          3.9           14.8
CMO-Floating rate.......................    7 yr CMT             9.6        (0.1)          4.3            5.4
CMO-Floating rate.......................  1 mo LIBOR...          1.4         0.0           2.3            2.8
CMO-Fixed rate..........................      N.A.               7.4        (0.3)         N.A.            2.3
MBS-Adjustable rate.....................   6 mo LIBOR            4.9         0.1           3.3            5.0
MBS-Adjustable rate.....................    1 yr CMT             3.9         0.0           2.6            3.7
FHLB Dual Indexed Notes.................       (1)               5.8        (0.4)         N.M.            6.5
FHLB Inverse Floating Note..............   3 mo LIBOR            5.0        (0.1)         N.M.            1.8
U.S. Treasuries.........................      N.A.               5.0         0.0          N.A.            1.5
SBA Guaranteed..........................      Prime              3.0         0.0          N.A.            2.0
Govt. Sponsored Agencies................      N.A.              23.9         0.1          N.A.            3.0
Municipal Securities....................      N.A.               2.5         0.0          N.A.            4.2
Other...................................                         1.5         0.0          N.A.           N.A.
                                                              ------         ---
        Total portfolio.................                      $187.0        (6.0)
                                                              ======         ===

                                                           DECEMBER 31, 1995
                                          ---------------------------------------------------
                                                      UNREALIZED     EXCESS OF
                                                        MARKET     INTEREST RATE     ESTI-
                                                        VALUE        CAPS OVER       MATED
                                          AMORTIZED    ADJUST-        CURRENT       AVERAGE
              DESCRIPTION                   COST        MENTS         COUPONS        LIVES
              -----------                 ---------   ----------   -------------   ----------
                                                      (IN MILLIONS)                (IN YEARS)
CMO-Floating rate.......................   $ 44.3        (1.1)          3.2%          10.6
CMO-Floating rate.......................     76.5        (3.5)          4.3           13.5
CMO-Floating rate.......................      8.9        (0.1)          4.8            5.7
CMO-Floating rate.......................      4.7        (0.1)          3.0            2.8
CMO-Fixed rate..........................     13.1        (0.3)         N.A.            1.7
MBS-Adjustable rate.....................       --          --            --             --
MBS-Adjustable rate.....................      2.4         0.1           4.0            5.0
FHLB Dual Indexed Notes.................      5.8        (0.7)         N.M.            7.5
FHLB Inverse Floating Note..............      5.0        (0.3)         N.M.            2.8
U.S. Treasuries.........................      5.0         0.0          N.A.            1.5
SBA Guaranteed..........................      4.3         0.1          N.A.            3.4
Govt. Sponsored Agencies................
Municipal Securities....................
Other...................................      6.2         0.1          N.A.           N.A.
                                           ------         ---
        Total portfolio.................   $176.2        (5.8)
                                           ======         ===

     The adjustable rate portion of Vectra's investment portfolio at December 31, 1996 is distributed as follows:

                        BY ADJUSTMENT
     BY INDEX             FREQUENCY                             LEGEND OF TERMS
     --------           -------------                           ---------------
10 yr CMT       51%  Monthly          83%  CMO -- Collateralized Mortgage Obligation
COFI            26   Quarterly         6   COFI -- FHLB 11th District cost-of-funds index
7 yr CMT         7   Semi-annually     9   CMT -- Index of constant maturing U.S. Treasury
Dual Index       4   Annually                     securities
1 mo LIBOR       1   Total             2   MBS -- Mortgage Backed Securities
3 mo LIBOR       3                   ---
Prime            2   Total           100%  LIBOR -- London Interbank Offered Rate index
1 yr CMT         3
Other            3
               ---
    Total      100%
               ===

---------------

(1) The coupon on these securities is set at the 10 year CMT less the 6 month LIBOR plus 4.75%.

     Movements in COFI historically lag movements in other indices. For example, the 10 year CMT and the 6 month LIBOR were at or near cyclical lows in October of 1993 and reached cyclical highs in November or December of 1994. In contrast, COFI reached its cyclical low in March of 1994 and its cyclical high in June of 1995. As a result of the lagging character of COFI, the CMOs indexed to it produced lower yields when interest rates were rising in 1994 than did other floating rate securities. It is likely that COFI will continue to lag other indices and that during times of falling interest rates it may provide superior yields to other floating rate CMOs. Despite its lagging nature, movements in COFI correspond reasonably well with changes in Vectra's cost of deposits. The market value of the COFI indexed CMOs is impacted by both their yield relative to other securities and to their expected average lives. To reduce the potential market value and yield volatility in its portfolio, Vectra sold approximately $15 million of COFI indexed CMOs in 1995 and another $6 million in 1996.

     Yields on Vectra's CMOs indexed to the seven and ten year CMT indices fluctuate directly as such indices fluctuate. The averages for the ten year CMT index were 6.44%, 6.57% and 7.08% in 1996, 1995 and 1994, respectively. The relative contribution of these securities to net interest income will generally depend on the slope of the yield curve and their yields relative to the cost of funds. Throughout 1995 there was relatively little change in the federal funds rates but the seven and ten year CMT indices declined significantly. This resulted in a very flat or inverted yield curve compared to historical norms and resulted in decreases in the contributions to net interest income from these two classes of CMOs compared to 1994. During 1996, these two indices increased from their levels at the end of 1995 as the yield curve regained some steepness. More information on the impact on net interest income of a flat yield curve is included in the results of operations section. As a result of their lower yields relative to other securities and their longer expected average lives, the market values of the CMOs indexed to the seven and ten year CMT at December 31, 1996 remained at levels similar to those at December 31, 1995. Historically, periods of flat or inverted yield curves have not persisted for prolonged periods. If the yield curve were to steepen, management believes that net interest income would be positively impacted and that the market values of these CMOs might increase.

     All of Vectra's CMOs are collateralized by fixed rate mortgages and mortgage backed securities. The average lives of the CMOs fluctuate based on the prepayment rates of the underlying mortgages. The significant increase in interest rates in 1994 substantially reduced mortgage prepayment rates which resulted in significant extensions in the expected average lives of most of the CMOs.

     Most of the current holdings of CMOs were purchased during 1993 and through the first several months of 1994. The average yields earned on the major classes of CMOs from then through December 31, 1996, have been approximately 6.2% for those indexed to the 10 year CMT, 6.4% for those indexed to the seven year CMT, approximately 5.7% for those indexed to COFI and approximately 5.5% for fixed rate CMOs. Yields on

Treasury securities fluctuated during that time frame but, for comparison purposes, using the average Treasury yields from June 30, 1993, through April 30, 1994, when the majority of the CMOs were purchased, investments in two, five or ten year Treasury securities, if purchased at the average yields available during such period, would have yielded approximately 4.3%, 5.25% or 5.9% respectively. Treasury security yields at December 31, 1996, with two, five and ten year maturities were 5.86%, 6.20% and 6.42% respectively.

     Vectra's investment portfolio includes $10.75 million face value of notes issued by the FHLB which were purchased in 1993. Vectra purchased these notes because at the time of purchase they offered excellent yields, and being United States agency securities, they provided Vectra with needed qualifying collateral to pledge for public deposits. With the increases in interest rates that started in 1994, the market value of these securities declined significantly as did their yields. The liquidity of these instruments also decreased. Management concluded that the proceeds from the sale, at a loss, of these securities could not have been reinvested in any other acceptable investment which would have recouped the loss and provided the return to be realized from continuing to hold these securities.

     Of these notes, $5.75 million represent floating rate dual-indexed notes. The coupon on these notes resets every six months to a rate equal to the 10 year CMT less the 6 month LIBOR plus 4.75%. The coupon rate was 7.50% when issued, 4.94% at December 31, 1995 and 5.38% at December 31, 1996. A U. S. Treasury security of approximately the same maturity was priced to yield approximately 6.3% at December 31, 1996. The coupon rate on these bonds decreases when the yield curve flattens or becomes inverted and increases when the yield curve steepens. At December 31, 1996, the yield curve was flatter than average with the difference between the 10 year CMT and the 6 month LIBOR being only 0.70% compared to a 1.18% average difference for the last 10 years. If the yield curve returned to its normal shape of the last 10 years, these bonds would have approximately a 5.93% coupon. These bonds perform best in both yield and market value when interest rates are low and the yield curve is steep.

     The other $5 million investment in FHLB notes was purchased in September 1993 and matures in September 1998. These notes yielded 5.375% during their first year which ended in September 1994. Thereafter the coupon resets quarterly. For the second and third years, the coupon rate was set at 9% minus the 3 month LIBOR. In years four (which started in September 1996) and five the coupon rate is set at 11% minus the 3 month LIBOR. These notes may be called by FHLB at any quarterly interest payment date. As a result of the increase in interest rates in 1994, the coupon rate and market value of these bonds declined significantly. At December 31, 1994, the coupon rate was 2.64%. It increased to 3.31% at December 31, 1995, and was at 5.41% at December 31, 1996. With the increase in the coupon on this security and the proximity of its maturity, its market value increased to 98.9% of par value at December 31, 1996, compared to 94.5% one year earlier.

     As indicated in the preceding table, substantially all of Vectra's variable rate investments are subject to interest rate caps. To the extent interest rates on securities increased to or above the level of the caps, net interest income would likely be negatively impacted depending on corresponding changes in the cost of deposits and other liabilities.

     Basis risk in the structure of Vectra's assets and liabilities reduced net interest margins during 1995 as a result of the significant flattening of the yield curve. Vectra's focus in 1995 and 1996 has been to purchase investments with shorter lives and, if variable rate, to purchase securities indexed to shorter-term indices with less potential average life extension and to sell certain investments that would reduce basis risk and market valuation risk. A moderately steeper yield curve combined with the impacts of the portfolio changes resulted in improved profitability of the investing activities in 1996. Management believes its focus on holding a large proportion of its portfolio in variable rate securities and on maintaining a balanced gap position is in Vectra's best long-term interest.

     Substantially all of Vectra's investment portfolio is held in the available-for-sale classification. As a result, Vectra reflects a mark-to-market adjustment on its entire portfolio (net of taxes) in shareholders' equity. Because of the series of interest rate increases in 1994, the bond market suffered its most volatile year in decades. This contributed to a substantial decline in the market values of Vectra's investments during 1994. Market values improved since then and the unrealized losses on securities available for sale decreased from

5.8% of the portfolio or a $7.7 million adjustment against equity at December 31, 1994, to 3.1% of the portfolio or a $3.8 million adjustment against equity at December 31, 1996. Management believes that Vectra's capital and liquidity are more than adequate to allow it to continue to hold its investment portfolio. It also expects that the passage of time and further restructuring of the portfolio will reduce its exposure to market value and basis risk.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected earnings and expense data and changes in such data.

                                        YEAR ENDED    CHANGE:    YEAR ENDED    CHANGE:    YEAR ENDED
                                       DECEMBER 31,   BETTER    DECEMBER 31,   BETTER    DECEMBER 31,
                                           1996       (WORSE)       1995       (WORSE)       1994
                                       ------------   -------   ------------   -------   ------------
                                                               (IN THOUSANDS)
Interest income......................    $ 37,957     $ 3,704     $ 34,253     $ 5,710     $ 28,543
Interest expense.....................     (15,230)      1,100      (16,330)     (5,158)     (11,172)
                                         --------     -------     --------     -------     --------
Net interest income..................      22,727       4,804       17,923         552       17,371
Provision for loan losses............        (916)       (121)        (795)         (1)        (794)
                                         --------     -------     --------     -------     --------
Net interest income after provision
  for loan losses....................      21,811       4,683       17,128         551       16,577
Other income.........................       4,493         673        3,820         313        3,507
Other expenses.......................     (17,918)     (2,047)     (15,871)       (819)     (15,052)
                                         --------     -------     --------     -------     --------
Earnings before income taxes and
  cumulative effect of change in
  accounting.........................       8,386       3,309        5,077          45        5,032
Income tax expense...................      (2,941)     (1,167)      (1,774)       (954)        (820)
                                         --------     -------     --------     -------     --------
Earnings before cumulative effect of
  change in accounting...............       5,445       2,142        3,303        (909)       4,212
Cumulative effect of change in
  accounting for goodwill............          --          --           --       1,537       (1,537)
                                         --------     -------     --------     -------     --------
          Net earnings...............    $  5,445     $   628     $  3,303     $   628     $  2,675
                                         ========     =======     ========     =======     ========

1996 COMPARED TO 1995

     On June 18, 1996, Vectra completed the acquisition of Southwest State Bank which was accounted for using purchase accounting. As a result, Vectra's results of operations and average balances included the Southwest balances only from the date of acquisition through December 31, 1996.

     Interest Income. Interest income increased $3.7 million to $38.0 million in 1996 from $34.3 million in 1995. This increase resulted primarily from an increase of $32.7 million in average interest-earning assets to $438.1 million in 1996 from $405.4 million in 1995. A shift in the mix of assets toward larger loan balances as a percent of total interest-earning assets also contributed to the increase. Average loans increased $68.1 million to $255.8 million in 1996 from $187.6 million in 1995 while average investments decreased $32.8 million to $185.4 million in 1996 from $218.2 million in 1995. Approximately $39 million of the increase in average loans was a result of the Southwest acquisition. These asset mix changes are consistent with management's desire to continue the expansion of the loan portfolio while allowing investments to decline as a percent of total assets. Lower average yields on both loans and investments partially offset the increases resulting from higher balances. The yields on investments and loans in 1996 decreased by 0.24% and 0.36%, respectively, compared to 1995. The Denver/Boulder marketplace in which Vectra operates has continued to offer good opportunities for expansion of Vectra's customer base and loan portfolio.

     Interest Expense. Interest expense decreased $1.1 million to $15.2 million in 1996 from $16.3 million in 1995. This decrease was the combined effect of a decrease in the average cost of interest-bearing liabilities to

4.39% in 1996 from 4.88% in 1995, and a $12.4 million increase in average interest-bearing liabilities to $347.1 million in 1996 from $334.6 million in 1995. Changes in the relative mix of average interest-bearing liabilities included a $58.3 million decrease in average advances from the FHLB and an increase in average interest-bearing deposits of $66.6 million. Approximately $51 million of the average increase in total deposits resulted from the Southwest acquisition. The cost of the Company's borrowings from the FHLB generally moves in direct relationship to movements in the federal funds rate. The 0.60% decrease in the 1996 average from 1995 compares to a 0.50% average decrease in federal funds rates in 1996 from 1995. Expansion of the depositor base provides added customer cross selling opportunities. The Company expects to continue to supplement its deposit funding with borrowings to fund loan demand and to finance its investment portfolio.

     Net Interest Income. Net interest income increased $4.8 million in 1996 compared to 1995. Net interest margin increased to 5.20% in 1996 from 4.42% in 1995. The increase in net interest income resulted from the increase in interest-earning assets and in the net interest margin. The principal reason for the increase in net interest margin was that loans continued to increase in total and as a percent of total assets. The average yield on loans is significantly higher than the yield on investments. The acquisition of Southwest contributed to the improvements in both total net interest income and in the increase in the net interest margin. Prior to its acquisition, Southwest's net interest margin exceeded 6%.

     Some steepening of the interest rate yield curve in 1996 compared to 1995 has also contributed to the improvement in margins and total net interest income. The yield curve refers to the difference between interest yields on longer-term and shorter-term instruments. A flattening of the curve occurs when the difference between such yields declines as it did from 1995 to 1996. At December 31, 1995, the yield curve was very flat by historical norms with the difference between the 10 year CMT index and the targeted overnight federal funds rate being only 0.08% compared to 1.17% at December 31, 1996, to 2.32% at December 31, 1994, and approximately 1.50% over the last 10 years. A flattening of the yield curve would likely contribute to lower net interest income while a steepening of the yield curve would likely increase net interest income. If the Company can continue to increase deposits at a cost less than FHLB borrowings and/or increase loan balances, which have a higher yield than investments, net interest income would likely increase.

     Provision for Loan Losses. The $121,000 increase in 1996 over the 1995 provision reflects the general growth in the loan portfolio and management's commitment to maintain an adequate allowance for loan losses.

     Other Income. Other income increased $673,000 to $4.5 million in 1996 from $3.8 million in 1995, principally as a result of a $616,000 increase in service fees on deposit accounts, a $437,000 increase in gain on sales of loans partially offset by a $328,000 increase in the net losses on sales of securities, including a $154,000 loss on the transfer of $2 million of securities to trading from available for sale. The Company's purchase of MacWest Mortgage Company on June 30, 1995, which substantially increased its mortgage lending capacity, contributed to an increase in gain on sales of mortgage loans by $369,000 to $897,000 in 1996 compared to $528,000 in 1995. A $67,000 increase in gain on sales of SBA guaranteed loans to $544,000 in 1996 from $477,000 in 1995 accounted for substantially all the remaining increase in gain on sales of loans. Both the mortgage and the SBA lending functions are important to Vectra and to the customers it serves, and management expects to continue its emphasis on expanding these operations.

     Other Expenses. Other expenses increased $2.0 million to $17.9 million in 1996 from $15.9 million in 1995. This increase consisted of increases of $1.8 million in salaries and employee benefits, $306,000 in occupancy, $202,000 in amortization of intangible assets and $300,000 in other expenses partially offset by decreases of $326,000 in professional fees and $317,000 in FDIC and state bank assessments. The increase in salaries and employee benefits was primarily due to the purchase of Southwest together with a full year's expense for certain positions added to support the increased mortgage lending activities, asset growth, pay increases and increased benefits expenses. The decrease in professional fees was related to the First Denver acquisition and to legal expenses it incurred prior to the merger in November 1995 related to litigation which was decided in its favor. No such expenses were incurred in 1996. During 1995 Vectra completed the amortization of intangible assets acquired in connection with acquisitions it made in 1989. In 1996, Vectra began amortizing the intangible related to the Southwest acquisition. The amortization is being recorded on a straight-line basis over 25 years with the annual charge totaling approximately $320,000.

     Income Tax Expense. Income tax expense for 1996 of $2.9 million is approximately $187,000 less than the amount expected based on the combined federal and state tax rate of 37.3%. This difference is primarily due to reversal of a valuation allowance against deferred tax assets and interest income from certain loans and life insurance policies that is not subject to income taxes.

     Asset and Liability Growth. Total assets at December 31, 1996, of $562 million were 34% or $144 million higher than at December 31, 1995. This was primarily a result of the purchase of Southwest and of the internally generated increase in loans of approximately $40 million. The increase in loans not only reflects the strong local economy but also Vectra's success in adding to its customer base. At December 31, 1996, deposits had increased 43% to $439 million from $307 million one year earlier. A $4.3 million increase in retained earnings plus the issuance of $11 million of new convertible preferred stock in connection with the Southwest acquisition resulted in a $15.2 million increase in total shareholders' equity to $45.4 million at December 31, 1996 from $30.2 million one year earlier.

1995 COMPARED TO 1994

     Interest Income. Interest income increased $5.7 million to $34.3 million in 1995 from $28.5 million in 1994. This increase resulted primarily from an increase of $32.3 million in average interest-earning assets to $405.4 million in 1995 from $373 million in 1994 combined with an overall increase in asset yields resulting from interest rate increases. A shift in the mix of assets toward larger loan balances as a percent of total interest-earning assets also contributed to the increase. Average loans increased $26.2 million to $187.6 million in 1995 from $160.9 million in 1994 while average investments increased $6.3 million to $218.2 million in 1995 from $211.8 million in 1994. In addition to the volume changes, higher average interest rates in 1995 compared to 1994 also contributed to the increase in interest income.

     Most of the Company's investments were in floating rate securities tied to a variety of indices. The yield on investments in 1995 increased only 0.58% compared to 1994 versus a 0.76% increase in loan yields. This is because, despite increases in short-term interest rates resulting from increases in the federal funds rate, some of the longer-term interest indices declined. The Company's investments include approximately $85 million of floating rate mortgage backed securities indexed to the 7 and 10 year CMT indices. The rally in the bond market during most of 1995 resulted in declines in Treasury yields and in these two indices from 1994 levels. The average of the 10 year CMT index declined to 6.57% in 1995 from 7.08% in the same period of 1994. The 7 year CMT index declined by a similar amount. This resulted in a decline in the average yield on these securities by .5% which partially offset increases in the yields of other investments resulting in the aforementioned 0.58% overall yield increase.

     Interest Expense. Interest expense increased $5.2 million to $16.3 million in 1995 from $11.2 million in 1994. This increase was the combined effect of an increase in the average cost of such liabilities to 4.88% in 1995 from 3.70% in 1994, and a $32.9 million increase in average interest-bearing liabilities to $334.6 million in 1995 from $301.7 million in 1994. Changes in the relative mix of average interest-bearing liabilities included an $8.1 million increase in average advances from the FHLB and an increase in average interest-bearing deposits of $23.5 million. The cost of the Company's borrowings from the FHLB generally moves in direct relationship to movements in the federal funds rate. The series of increases in the federal funds rate during 1994 through early 1995 resulted in an average national federal funds rate of 5.85% in 1995 compared to 4.24% in 1994. This 1.61% increase in the federal funds rate is the primary reason for the 1.37% increase in the cost of FHLB borrowings between years. During 1995, the Company focused on replacing FHLB borrowings with deposits which have a lower average cost. At December 31, 1995, balances decreased to $70.3 million from $162.2 million one year earlier. Expansion of the depositor base not only adds deposits but also provides added customer cross selling opportunities. The Company expects to continue to supplement its deposit funding with borrowings to fund loan demand and to finance its investment portfolio.

     Net Interest Income. Net interest income increased $551,000 in 1995 compared to 1994. Net interest margin decreased to 4.42% in 1995 from 4.66% in 1994. The increase in net interest income resulted from the increase in interest-earning assets largely offset by the decline in the net interest margin. The principal reason for the decline in net interest margin was that the cost of interest-bearing liabilities increased more than did the yield on average interest-earning assets. Competition for deposits and higher general interest rates drove up the cost of interest-bearing deposits in 1995. The flattening of the interest rate yield curve in 1995 compared to 1994 significantly reduced net interest income from investing activities. The yield curve refers to the difference between interest yields on longer-term and shorter-term instruments. A flattening of the curve occurs when the difference between such rates declines as it did from 1994 to 1995. At December 31, 1995, the yield curve was very flat by historical norms with the difference between the 10 year CMT index and the targeted federal funds rate being only 0.08% compared to 2.32% at December 31, 1994 and approximately 1.50% over the last 10 years.

     Provision for Loan Losses. The 1995 provision for loan losses is intended to reflect general growth in the loan portfolio and management's commitment to maintain an adequate allowance for loan losses. There was no change from 1994 in this provision.

     Other income. Other income increased $551,000 to $3.8 million in 1995 from $3.5 million in 1994, principally as a result of a $422,000 increase in gain on sales of loans. The Company's purchase of MacWest Mortgage Company on June 30, 1995, which substantially increased its mortgage lending capacity, resulted in an increase in gain on sales of mortgage loans by $336,000 to $528,000 in 1995 compared to $192,000 in 1994. A $101,000 increase in gain on sales of SBA loans to $477,000 in 1995 from $376,000 in 1994 accounted for substantially all the remaining increase in gain on sales of loans.

     Other Expenses. Other expenses increased $819,000 to $15.9 million in 1995 from $15.1 million in 1994. This increase consisted of increases of $675,000 in salaries and employee benefits, $353,000 in marketing and promotion, $178,000 in professional fees and $282,000 of other net increases partially offset by decreases of $319,000 in amortization of intangible assets and $282,000 in FDIC premiums. The increase in salaries and employee benefits was primarily due to certain positions added to support the increased mortgage lending activities, asset growth, pay increases and increased benefits expenses. The increases in marketing and promotion related largely to promotions aimed at increasing deposit balances and also to promotions of loan products. Professional fees in 1995 include approximately $260,000 in legal expenses which First Denver Corporation incurred related to litigation which was decided in its favor prior to the acquisition. During 1994, Vectra completed the amortization of intangible assets acquired in connection with acquisitions in 1989. The 1995 amortization relates to intangible assets arising from the acquisition of MacWest Mortgage Company.

     Income Tax Expense. Income tax expense for 1995 of $1.8 million was approximately $121,000 less than the amount expected based on the combined federal and state tax rate of 37.3%. This difference is primarily due to reversal of a valuation allowance against deferred tax assets and to interest income from certain loans and life insurance policies that is not subject to income taxes partially offset by the accrual of income taxes from the surrender and cancellation of certain life insurance policies. Compared to 1994, income tax expense increased $950,000. The increase attributable to increased pre tax earnings is only approximately $23,000. The majority of the increase is a result of the reversal in 1994 of $1 million of valuation allowances held against deferred tax assets.

     Asset and Liability Growth. Total assets at December 31, 1995, of $418 million were 9.6% or $44.5 million lower than at December 31, 1994. This was primarily a result of a $67.6 million reduction in investments partially offset by a $24.9 million increase in loans. The increase in loans not only reflects the strong local economy but also Vectra's success in adding to its customer base. At December 31, 1995, deposits increased 14.5% to $307 million from $268 million one year earlier. These changes allowed Vectra to reduce borrowings from the FHLB to $70 million at December 31, 1995, from $162 million one year earlier. A $2.5 million increase in retained earnings plus a $4 million improvement in the unrealized loss on securities available for sale resulted in a $6.6 million increase in total shareholders' equity to $30.2 million at December 31, 1995 from $23.6 million one year earlier.

ALLOWANCE FOR LOAN LOSSES

     Vectra maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to whether additional amounts should be added to the allowance in excess of the amount of loan losses takes into consideration a number of factors, including losses experienced, the status of problem loans and overall portfolio quality, regular examinations of loan portfolios conducted by Vectra's staff and by state and federal supervisory authorities, and economic conditions.

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                               1996     1995     1994
                                                              ------   ------   -------
Allowance for losses:
Beginning balance...........................................  $2,493   $1,999   $ 2,324
Acquired through acquisition................................   1,346       --        --
Provisions for loan losses..................................     916      795       794
Recoveries..................................................     142      259       173
Charge-offs.................................................    (659)    (560)   (1,292)
                                                              ------   ------   -------
Ending Balance..............................................  $4,238   $2,493   $ 1,999
                                                              ======   ======   =======

     Charge-offs during 1996 totaled $659,000 or .26% of average loans compared to $560,000 or 0.30% of average loans in 1995 and $1.3 million or 0.80% of average loans in 1994. Included in the 1994 charge-offs were two individual loans totaling $669,000 or 52% of total charge-offs.

EFFECTS OF INFLATION AND CHANGING PRICES

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Over short periods of time interest rates may not move in the direction or magnitude as inflation.

NEW ACCOUNTING PRONOUNCEMENTS

     Vectra adopted Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures (collectively referred to as SFAS 114) effective January 1, 1995. SFAS 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's original effective interest rate. The adoption of this pronouncement did not have a material impact on the Company. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

     In March 1995, the Financial Accounting Standards Board adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this Statement on January 1, 1996, with no material impact on its financial condition, results of operations or liquidity. See Note 1 of Notes to Consolidated Financial Statements.

     In October 1995, the Financial Accounting Standards Board adopted SFAS No. 123, Accounting for Stock-Based Compensation.This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Vectra adopted this Statement in 1996 and has elected to continue to follow the provisions of APB Opinion No. 25 in accounting for stock-based compensation. The required new disclosures are included in Note 11 of Notes to Consolidated Financial Statements.

     In June 1996, the Financial Accounting Standards Board adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. The Statement will be effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The statement will be effective for repurchase agreements, dollar-rolls, securities lending, or similar transactions as of January 1, 1998. Management has not completed a final determination of the expected impact of adopting this Statement but does not believe its implementation will have a material impact on the Company.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See "Financial Statements" beginning on page 40 hereof.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information with respect to this Item, see the caption entitled "Proposal No. 1 -- Election of Directors" in the Registrant's Definitive Proxy Statement in respect of its 1997 Annual Meeting of Shareholders. Such portion of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     For information with respect to this Item, see the caption entitled "Proposal No. 1 -- Election of Directors" in the Registrant's Definitive Proxy Statement in respect of its 1997 Annual Meeting of Shareholders. Such portion of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information with respect to this Item, see the caption entitled "Proposal No. 1 -- Holding of Nominees and Other Principal Holders of Common Stock" in the Registrant's Definitive Proxy Statement in respect of its 1997 Annual Meeting of Shareholders. Such portion of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information with respect to this Item, see the caption entitled "Proposal No. 1 -- Election of Directors" in the Registrant's Definitive Proxy Statement in respect of its 1997 Annual Meeting of Shareholders. Such portion of the Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

      EXHIBIT NO.                          DESCRIPTION OF EXHIBITS
      -----------                          -----------------------
          2.1            -- Agreement and Plan of Merger Dated as of the 26th Day of
                            December, 1995 Among Vectra Banking Corporation, Vectra
                            Bank, Bank Land Co. and Southwest State Bank, filed as
                            Exhibit 2.1 to the Registrant's Form 10-K for the year
                            ended December 31, 1995, and incorporated herein by
                            reference
          3.1            -- Amended and Restated Articles of Incorporation of Vectra
                            Banking Corporation, filed as Exhibit 3.1 to the
                            Registrant's Registration Statement No. 33-74724 on Form
                            SB-2, Effective March 24, 1994 ("SB-2 Registration
                            Statement"), and incorporated herein by reference
          3.2            -- Bylaws of Vectra Banking Corporation, filed as Exhibit
                            3.2 to the Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.1            -- Employees' Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.2            -- Nonemployee Directors' Stock Option Plan, filed as
                            Exhibit 10.2 to the Registrant's SB-2 Registration
                            Statement, and incorporated herein by reference
         10.3            -- Non-Statutory Stock Option Plan, filed as Exhibit 10.3 to the Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.4            -- Incentive Stock Purchase Plan, filed as Exhibit 10.4 to the Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.6            -- Promissory Note dated October 18, 1985 between Wadsworth
                            Building Corporation and the City of Wheat Ridge, filed
                            as Exhibit 10.6 to the Registrant's SB-2 Registration
                            Statement, and incorporated herein by reference
         10.7            -- Advance, Pledge and Security Agreement dated April 9,
                            1991 between The Federal Home Loan Bank of Topeka and
                            Vectra Bank, filed as Exhibit 10.7 to the Registrant's
                            SB-2 Registration Statement, and incorporated herein by
                            reference
         10.9            -- Lease dated October 1, 1991 by and between First Energy
                            Properties, Inc. and Vectra Bank of Thornton for Mission
                            Trace Shopping Center, filed as Exhibit 10.9 to the
                            Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.10           -- Colorado Building Lease dated September 5, 1995 by and
                            between Colorado Building Group, Vectra Banking
                            Corporation and Vectra Bank of Boulder, Suite 225, 1919
                            14th Street, Boulder, Colorado, filed herewith
         10.11           -- Colorado Building Lease dated June 1, 1982 by and between
                            Colorado Building Group and National Bank of the Rockies
                            in Boulder for 1919 14th Street, Suite 111, filed as
                            Exhibit 10.11 to the Registrant's SB-2 Registration
                            Statement, and incorporated herein by reference;
                            Amendment No. 1 filed herewith
         10.12           -- Ground Lease dated October 21, 1991 by and between
                            Community Plaza, L.P. and Vectra Bank of Boulder for
                            North Broadway Street, filed as Exhibit 10.12 to the
                            Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.13           -- Office Building Lease dated April 14, 1988 by and between
                            Denver Place Associates Limited Partnership and National
                            Bank of the Rockies in Denver for 999 18th Street, filed
                            as Exhibit 10.13 to the Registrant's SB-2 Registration
                            Statement, and incorporated herein by reference

      EXHIBIT NO.                          DESCRIPTION OF EXHIBITS
      -----------                          -----------------------
         10.14           -- Lease dated May 1, 1991 between Equity Management, Inc.
                            and Vectra Bank for 6901 South Pierce Street, Littleton,
                            Colorado, filed as Exhibit 10.14 to the Registrant's SB-2
                            Registration Statement, and incorporated herein by
                            reference; Amendment No. 1 filed herewith
         10.15           -- 401(k) Plan, filed as Exhibit 10.15 to the Registrant's
                            SB-2 Registration Statement, and incorporated herein by
                            reference
         10.17           -- Incentive Stock Purchase Agreement -- Restricted Stock
                            Program, filed as Exhibit 10.17 to the Registrant's SB-2
                            Registration Statement, and incorporated herein by
                            reference
         10.18           -- Data Processing Hardware and Software Lease Agreement,
                            filed as Exhibit 10.18 to the Registrant's SB-2
                            Registration Statement, and incorporated herein by
                            reference
         10.19           -- Loan Agreement -- Wheat Ridge Building, filed as Exhibit
                            10.19 to the Registrant's SB-2 Registration Statement,
                            and incorporated herein by reference
         10.20           -- Agreement and Plan of Merger Dated as of the 22nd day of
                            November, 1994 by and between Bank Land Co. and Vectra
                            Banking Corporation, filed with Registration Statement on
                            Form S-4, No. 33-88064
         10.21           -- Agreement Between Vectra Banking Corporation and Robert
                            A. Silverberg, filed with Registration Statement on Form
                            S-4, No. 33-88064
         10.22           -- Agency Agreement -- Bankers' Bank of the West and Policy
                            for Federal Funds Purchase, filed with Registration
                            Statement on Form S-4, No. 33-88064
         10.23           -- Employment and Noncompetition Agreement -- Gary A. Mosko,
                            as included as part of Exhibit 2.1 above
         10.24           -- Boatmen's First National Bank of Kansas City Loan
                            Commitment, filed herewith
         10.25           -- Lease -- 6000 Greenwood Plaza Boulevard, filed as Exhibit
                            10.9 to the Annual Report on Form 10-K for the Fiscal
                            Year Ended December 31, 1995 and incorporated herein by
                            reference
         11              -- Statements regarding computation of earnings, see
                            Consolidated Financial Statements
         21              -- Subsidiaries of the Registrant filed as Exhibit 2.1 to
                            the Registrant's Form 10-K for the Year Ended December
                            31, 1995, and incorporated herein by reference
         23              -- Consent of KPMG Peat Marwick, LLP regarding Registration
                            Statement on Form S-8, filed herewith
         25              -- Power of Attorney, filed herewith, see the Signature Page

     b. Reports on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:

     None

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Vectra Banking Corporation:

     We have audited the accompanying consolidated balance sheets of Vectra Banking Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vectra Banking Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, a 1995 business combination accounted for as a pooling of interests included a company which changed its method of accounting for goodwill during 1994 as a result of the adoption of the provisions of Statement of Financial Accounting Standards No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions.

                                            /s/ KPMG Peat Marwick LLP

                                            KPMG Peat Marwick LLP
Denver, Colorado
January 31, 1997

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1995
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
Cash and due from banks (note 3)............................   $ 32,688     $ 17,320
Securities available for sale, at market value (notes 4, 5,
  8 and 9)..................................................    180,995      170,384
Securities held to maturity, at cost (market value of $263
  and $819 at December 31, 1996 and 1995, respectively)
  (notes 4 and 8)...........................................        263          814
Investment in Federal Home Loan Bank stock (note 8).........      3,610        5,173
Federal funds sold..........................................         --        2,000
Loans (notes 6, 8 and 9)....................................    319,905      206,664
  Less allowance for loan losses............................     (4,238)      (2,493)
                                                               --------     --------
          Net loans.........................................    315,667      204,171
Accrued interest receivable.................................      2,959        2,127
Real estate acquired by foreclosure, net....................        955          919
Premises and equipment, net (notes 7 and 10)................     11,949       10,575
Deferred income taxes, net (note 12)........................      3,036        2,422
Goodwill, net (note 2)......................................      7,975          284
Other assets................................................      1,714        1,617
                                                               --------     --------
          Total assets......................................   $561,811     $417,806
                                                               ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand....................................................   $122,713     $ 80,058
  NOW and money market......................................     88,466       63,704
  Savings...................................................    126,146       99,254
  Time deposits under $100,000..............................     67,617       49,511
  Time deposits of $100,000 and over........................     34,409       14,558
                                                               --------     --------
          Total deposits....................................    439,351      307,085
                                                               --------     --------
Securities and loans sold under agreements to repurchase
  (note 9)..................................................     10,733        7,429
Advances from the Federal Home Loan
  Bank and federal funds purchased (note 8).................     59,700       70,345
Notes payable (note 10).....................................      4,050        1,051
Accounts payable and other liabilities......................      2,542        1,711
                                                               --------     --------
          Total liabilities.................................    516,376      387,621
                                                               --------     --------
Shareholders' equity (notes 2 and 11):
  Preferred stock, $.10 par value, 1,000,000 shares
     authorized:
     805,000 shares of Series A Cumulative Preferred issued
      and outstanding (liquidation preference of $8,050)....      8,050        8,050
     109,709 shares of $100 Series A Convertible Preferred
      issued and outstanding (liquidation preference of
      $10,971)..............................................     10,971           --
  Common stock, $.01 par value: 7,000,000 shares authorized;
     3,202,412 and 3,195,279 shares issued and outstanding
     at December 31, 1996 and 1995, respectively............         32           32
  Capital in excess of par value............................     25,716       25,572
  Retained earnings.........................................      4,441          170
  Unrealized loss on securities available for sale, net of
     income tax effect of $2,246 and $2,194 at December 31,
     1996 and 1995, respectively............................     (3,775)      (3,639)
                                                               --------     --------
          Total shareholders' equity........................     45,435       30,185
                                                               --------     --------
Commitments and contingencies (note 14)
          Total liabilities and shareholders' equity........   $561,811     $417,806
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                     PER SHARE AMOUNTS)
Interest income:
  Interest and fees on loans................................   $26,497     $20,133     $16,042
  Interest on investments and federal funds sold............    11,460      14,120      12,501
                                                               -------     -------     -------
         Total interest income..............................    37,957      34,253      28,543
                                                               -------     -------     -------
Interest expense:
  Interest on deposits:
    NOW, money market and savings accounts..................     6,902       5,567       4,532
    Time deposits under $100,000............................     3,089       2,305         695
    Time deposits of $100,000 and over......................     1,132         638         289
  Securities and loans sold under agreements to
    repurchase..............................................       352         240         116
  Advances from the Federal Home Loan Bank and federal funds
    purchased...............................................     3,547       7,483       5,420
  Notes payable.............................................       208          97         120
                                                               -------     -------     -------
         Total interest expense.............................    15,230      16,330      11,172
                                                               -------     -------     -------
         Net interest income................................    22,727      17,923      17,371
Provision for loan losses (note 6)..........................       916         795         794
                                                               -------     -------     -------
         Net interest income after provision for loan
           losses...........................................    21,811      17,128      16,577
                                                               -------     -------     -------
Other income:
  Service fees on deposit accounts..........................     3,231       2,615       2,690
  Net gain on sales of loans................................     1,441       1,004         582
  Gain on sale of securities available for sale.............       118         467          44
  Loss on sale of securities available for sale.............      (312)       (487)        (38)
  Loss on transfer of securities to trading from available
    for sale................................................      (154)         --          --
  Other.....................................................       169         221         229
                                                               -------     -------     -------
         Total other income.................................     4,493       3,820       3,507
                                                               -------     -------     -------
Other expenses:
  Salaries and employee benefits............................   $10,228     $ 8,444     $ 7,769
  Occupancy, net............................................     2,655       2,349       2,220
  Marketing and promotion...................................     1,147       1,205         852
  Professional services.....................................       421         747         569
  Printing, supplies and postage............................       824         656         601
  Credit quality including write downs of real estate
    acquired by foreclosure.................................       404         533         494
  Data processing...........................................       507         492         488
  FDIC and state bank assessments...........................        66         383         665
  Telephone.................................................       428         326         271
  Amortization of intangible assets (note 2)................       231          29         348
  Other.....................................................     1,007         707         775
                                                               -------     -------     -------
         Total other expenses...............................    17,918      15,871      15,052
                                                               -------     -------     -------
         Earnings before income taxes and cumulative effect
           of change in accounting..........................     8,386       5,077       5,032
Income tax expense (note 12)................................     2,941       1,774         820
                                                               -------     -------     -------
         Earnings before cumulative effect of change in
           accounting.......................................     5,445       3,303       4,212
Cumulative effect of change in accounting for goodwill (note
  1)........................................................        --          --      (1,537)
                                                               -------     -------     -------
         Net earnings.......................................     5,445       3,303       2,675
Preferred stock dividends (note 11).........................     1,174         765         579
                                                               -------     -------     -------
         Net earnings available to common shareholders......   $ 4,271     $ 2,538     $ 2,096
                                                               =======     =======     =======
Earnings per share (note 17):
  Earnings before cumulative effect of change in
    accounting..............................................   $  1.31     $   .79     $  1.20
  Cumulative effect of change in accounting.................        --          --        (.51)
                                                               -------     -------     -------
         Earnings per common share and common equivalent
           share............................................   $  1.31     $   .79     $   .69
                                                               =======     =======     =======
         Earnings per common share assuming full dilution...   $  1.26     $   .78     $   .69
                                                               =======     =======     =======

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                               PREFERRED STOCK
                                  ------------------------------------------
                                          NUMBER OF SHARES
                                  --------------------------------                COMMON STOCK      CAPITAL IN   RETAINED
                                                        SERIES A               ------------------   EXCESS OF    EARNINGS
                                   1989     SERIES A   CONVERTIBLE   AMOUNT     SHARES     AMOUNT   PAR VALUE    (DEFICIT)
                                  -------   --------   -----------   -------   ---------   ------   ----------   ---------
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCES AT JANUARY 1, 1994.....   26,465        --           --     $   477   2,538,479    $25       21,508       (4,464)
Redemption and cancellation of
  preferred stock for cash
  (note 11).....................  (25,080)       --           --        (477)         --     --           --           --
Common stock issued for cash in
  initial public offering, net
  of offering costs (note 11)...       --        --           --          --     923,770      9        6,412           --
Preferred stock issued for cash
  in initial public offering,
  net of offering costs (note
  11)...........................       --   805,000           --       8,050          --     --           --           --
Redemption and cancellation of
  common stock for cash
  (note 11).....................       --        --           --          --    (270,000)    (2)      (2,401)          --
Exercise of common stock
  options.......................       --        --           --          --       3,030     --           20           --
Amortization of restricted stock
  grants........................       --        --           --          --          --     --           25           --
Dividends on preferred stock....       --        --           --          --          --     --           --         (579)
Cancellation of treasury
  stock.........................   (1,385)       --           --          --          --     --          (18)          --
Change in unrealized loss on
  securities available for sale,
  net of income tax effect......       --        --           --          --          --     --           --           --
        Net earnings............       --        --           --          --          --     --           --        2,675
                                  -------   -------      -------     -------   ---------    ---       ------       ------
BALANCES AT DECEMBER 31, 1994...       --   805,000           --       8,050   3,195,279     32       25,546       (2,368)
Amortization of restricted stock
  grants........................       --        --           --          --          --     --           26           --
Dividends on preferred stock....       --        --           --          --          --     --           --         (765)
Change in unrealized loss on
  securities available for sale,
  net of income tax effect......       --        --           --          --          --     --           --           --
        Net earnings............       --        --           --          --          --     --           --        3,303
                                  -------   -------      -------     -------   ---------    ---       ------       ------
BALANCES AT DECEMBER 31, 1995...       --   805,000           --       8,050   3,195,269     32       25,572          170
Preferred stock issued in
  acquisition (notes 2 and
  11)...........................       --        --      109,709      10,971          --     --           --           --
Exercise of common stock
  options.......................       --        --           --          --       3,633     --           35           --
Amortization of restricted stock
  grants and issuance of
  shares........................       --        --           --          --       3,500     --           11           --
Dividends on preferred stock....       --        --           --          --          --     --           --       (1,174)
Change in unrealized loss on
  securities available for sale,
  net of income tax effect......       --        --           --          --          --     --           --           --
        Net earnings............       --        --           --          --          --     --           --        5,445
Tax benefit of restricted stock
  grants........................       --        --           --          --          --     --           98           --
                                  -------   -------      -------     -------   ---------    ---       ------       ------
BALANCES AT DECEMBER 31, 1996...       --   805,000      109,709     $19,021   3,202,412    $32       25,716        4,441
                                  =======   =======      =======     =======   =========    ===       ======       ======

                                  UNREALIZED
                                   LOSS ON
                                  SECURITIES
                                  AVAILABLE                   TOTAL
                                  FOR SALE,    TREASURY   SHAREHOLDERS'
                                     NET        STOCK        EQUITY
                                  ----------   --------   -------------
                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCES AT JANUARY 1, 1994.....      (176)      (17)        17,353
Redemption and cancellation of
  preferred stock for cash
  (note 11).....................        --        --           (477)
Common stock issued for cash in
  initial public offering, net
  of offering costs (note 11)...        --        --          6,421
Preferred stock issued for cash
  in initial public offering,
  net of offering costs (note
  11)...........................        --        --          8,050
Redemption and cancellation of
  common stock for cash
  (note 11).....................        --        --         (2,403)
Exercise of common stock
  options.......................        --        --             20
Amortization of restricted stock
  grants........................        --        --             25
Dividends on preferred stock....        --        (1)          (580)
Cancellation of treasury
  stock.........................        --        18             --
Change in unrealized loss on
  securities available for sale,
  net of income tax effect......    (7,491)       --         (7,491)
        Net earnings............        --        --          2,675
                                    ------       ---         ------
BALANCES AT DECEMBER 31, 1994...    (7,667)       --         23,593
Amortization of restricted stock
  grants........................        --        --             26
Dividends on preferred stock....        --        --           (765)
Change in unrealized loss on
  securities available for sale,
  net of income tax effect......     4,028        --          4,028
        Net earnings............        --        --          3,303
                                    ------       ---         ------
BALANCES AT DECEMBER 31, 1995...    (3,639)       --         30,185
Preferred stock issued in
  acquisition (notes 2 and
  11)...........................        --        --         10,971
Exercise of common stock
  options.......................        --        --             35
Amortization of restricted stock
  grants and issuance of
  shares........................        --        --             11
Dividends on preferred stock....        --        --         (1,174)
Change in unrealized loss on
  securities available for sale,
  net of income tax effect......      (136)       --           (136)
        Net earnings............        --        --          5,445
Tax benefit of restricted stock
  grants........................        --        --             98
                                    ------       ---         ------
BALANCES AT DECEMBER 31, 1996...    (3,775)       --         45,435
                                    ======       ===         ======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1996        1995         1994
                                                              --------    ---------    ---------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Interest received.........................................  $ 37,875    $  34,898    $  27,311
  Interest paid.............................................   (15,344)     (16,088)     (11,109)
  Fees and other income received............................     4,845        2,836        2,899
  Proceeds from sale of loans held for sale.................    45,802       21,562       20,503
  Proceeds from sales of trading securities.................     1,989           --           --
  Originations of loans held for sale.......................   (44,758)     (21,769)     (19,805)
  Payments to employees and suppliers.......................   (17,031)     (15,320)     (13,967)
  Income taxes paid.........................................    (2,812)      (1,710)        (242)
                                                              --------    ---------    ---------
        Net cash provided by operating activities...........    10,566        4,349        5,590
                                                              --------    ---------    ---------
Cash flows from investing activities, net of effects of
  acquisitions:
  Net loan originations and collections.....................   (41,759)     (24,310)     (40,353)
  Net assets acquired in business combinations, net of cash
    acquired (note 2).......................................    (5,160)        (306)          --
  Decrease (increase) in federal funds sold.................    13,900       (1,190)       2,620
  Proceeds from sale of real estate acquired by
    foreclosure.............................................       504          749          246
  Purchase of premises and equipment........................      (906)        (977)        (577)
  Purchase of securities available for sale.................   (40,175)      (6,007)    (164,775)
  Purchase of securities held to maturity...................        --       (3,675)     (10,820)
  Purchase of Federal Home Loan Bank stock..................    (3,937)        (258)      (4,757)
  Proceeds from sale of Federal Home Loan Bank stock........     5,500        3,928           --
  Proceeds from maturities of securities available for
    sale....................................................    16,074        6,666       15,857
  Proceeds from maturities of securities held to maturity...       563        6,033        4,319
  Proceeds from sale of securities available for sale.......    29,804       65,425       20,560
  Other.....................................................        36        1,870           31
                                                              --------    ---------    ---------
        Net cash provided (used) by investing activities,
          net of effects of acquisitions....................   (25,556)      47,948     (177,649)
                                                              --------    ---------    ---------
Cash flows from financing activities:
  Net increase in deposits..................................    35,839       38,901       18,073
  FHLB advances having maturities greater than three
    months..................................................        --       90,000       85,000
  Repayment of FHLB advances having maturities greater than
    three months............................................   (23,000)    (117,000)     (13,000)
  Net increase (decrease) in other FHLB advances............    12,355      (64,845)      70,690
  Net increase in securities and loans sold under agreement
    to repurchase...........................................     3,304        1,541        2,835
  Proceeds from note payable................................     4,050           --           --
  Repayment of notes payable................................    (1,051)         (58)        (968)
  Proceeds from issuance of common and preferred stock,
    net.....................................................        35           --       14,491
  Common and preferred stock redemption.....................        --           --       (2,881)
  Preferred stock dividends.................................    (1,174)        (765)        (579)
                                                              --------    ---------    ---------
        Net cash provided (used) by financing activities....    30,358      (52,226)     173,661
                                                              --------    ---------    ---------
        Net increase in cash and due from banks.............    15,368           71        1,602
Cash and due from banks at beginning of year................    17,320       17,249       15,647
                                                              --------    ---------    ---------
Cash and due from banks at end of year......................  $ 32,688    $  17,320    $  17,249
                                                              ========    =========    =========
Reconciliation of net earnings to net cash provided by
  operating activities:
  Net earnings..............................................  $  5,445    $   3,303    $   2,675
  Cumulative effect of change in accounting for goodwill....        --           --        1,537
  Provision for loan losses.................................       916          795          794
  Net amortization of premiums and discounts on securities
    and loans...............................................       110           33           20
  Depreciation and amortization of premises and equipment...     1,074          923          892
  Amortization of intangible assets.........................       231           29          348
  Deferred income tax expense (benefit).....................      (464)         314          501
  Decrease (increase) in accrued interest receivable........      (193)         613       (1,276)
  Decrease (increase) in loans held for sale................     1,044       (1,211)         116
  Net change in other assets, accounts payable and other
    liabilities.............................................        66         (486)          37
  Net (gain) loss on sale or transfer of securities.........       348           20           (6)
  Securities transferred to trading from available for
    sale....................................................     1,989           --           --
  Other.....................................................        --           16          (48)
                                                              --------    ---------    ---------
        Net cash provided by operating activities...........  $ 10,566    $   4,349    $   5,590
                                                              ========    =========    =========
Supplemental schedule of noncash investing and financing
  activities and other information:
  Premises acquired in exchange for note payable and other
    liabilities.............................................  $     --    $     262    $      --
                                                              ========    =========    =========
  Real estate acquired by foreclosure.......................  $    330    $     321    $     711
                                                              ========    =========    =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Summarized below are the significant accounting policies followed by Vectra Banking Corporation and subsidiaries (Vectra or the Company) in the determination of financial position, results of operations or cash flows.

  Organization and Basis of Financial Statement Presentation

     Vectra was organized March 23, 1988, under the laws of the State of Colorado and has been engaged in the management and operation of financial institutions located in the Denver/Boulder market area. The Company offers a full range of loan and deposit products to local consumers and commercial businesses.

     The consolidated financial statements include the accounts of Vectra and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Securities

     The Company accounts for securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 addresses the accounting and reporting for all investments in debt securities and equity securities that have readily determinable fair values. Under SFAS 115, investments are classified into three categories and accounted for as follows:

          Held-to-Maturity -- This category includes debt securities that the Company has the positive intent and ability to hold to maturity. All securities in this category are recorded at amortized historical cost.

          Trading Securities -- These securities are purchased and sold for the purpose of generating profits on short-term differences in market prices and are recorded at fair value, with any unrealized gains and losses being reflected in earnings.

          Available-for-Sale -- These securities do not meet the classification criteria for Held-to-Maturity or Trading Securities and are recorded at fair value with any unrealized gains and losses, net of income tax effect, being reflected as a separate component of shareholders' equity.

     SFAS 115 does not affect the accounting for amortization of premiums and accretion of discounts.

     Securities held to maturity are recorded at cost and are adjusted for amortization of premiums and accretion of discounts.

     Amortization and accretion are computed using the estimated effective interest method. Gains or losses on sales of securities are recognized upon disposal. The adjusted cost of specific securities sold is used to compute realized gains or losses.

     Securities available for sale are recorded at fair value based upon quotes from brokers who actively participate in the relevant securities' markets or from other pricing services.

     A substantial portion of Vectra's securities are collateralized mortgage obligations and mortgage backed securities. These investments are usually purchased at a premium or discount to their stated or par value. The yield on these investments is impacted by changes in the prepayments of the mortgages underlying the securities. When prepayments accelerate, premiums or discounts must be amortized against interest income at an accelerated rate thereby changing the yield on the securities. A substantial portion of Vectra's securities are guaranteed as to the payment of principal and interest (but not premiums) by U.S. government sponsored entities.

  Loans and Interest Income

     Interest on loans is accrued daily on the principal balance outstanding. Unearned income, net of direct origination costs on loans, is recognized in interest income over the terms of the loans using a method that approximates the effective interest method. Loans on which payments are past due 90 days or more are placed on nonaccrual status, unless both interest and principal are adequately secured or the loans are in the process of renewal.

     Loans held for sale are recorded at the lower of cost or market value. Gains or losses on sales of loans are recognized based on the carrying amount or allocated basis of the specific loans sold.

  Impairment of Loans and Allowance for Loan Losses

     Vectra's lending personnel are responsible for the continuous monitoring of the quality of its loan portfolio. The loan portfolios are also monitored monthly and examined by the Company's loan review personnel. These reviews assist in the identification of potential and probable losses, and in the determination of the level of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of possible loan losses from these procedures and historical experience. These estimates involve judgments and a certain level of subjectivity and may be adjusted in the future depending on economic conditions.

     The Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a
Loan -- Income Recognition and Disclosures, (collectively, SFAS 114) effective January 1, 1995. SFAS 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     The Company had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS 114. Accordingly, the adoption of SFAS 114 did not result in any additional allowance for loan losses as of January 1, 1995.

     State and federal regulatory agencies, as an integral part of their examination process, periodically review Vectra's loans and allowance for loan losses. Such agencies may require the Company to record additional provisions for losses based upon their evaluation of information available at the time of their examinations.

  Real Estate and Other Assets Acquired by Foreclosure including In-Substance Foreclosures

     Real estate and other assets acquired in satisfaction of indebtedness and loans accounted for as in-substance foreclosures are recorded at the lower of estimated fair value or the loan amount. Fair value is determined primarily based on independent appraisals. Loan losses arising in connection with the acquisition of such property are charged against the allowance for loan losses. Subsequent declines in value are charged to operating expense.

     Costs incurred in connection with improvements to the properties are capitalized until such costs result in an amount equal to fair value. In accordance with SFAS 114, a loan is classified as an in-substance foreclosure only when the Company has taken possession of the collateral regardless of whether formal repossession has taken place. At December 31, 1996 and 1995, loans accounted for as in-substance foreclosures were not significant.

     Expenses of holding foreclosed property, including operating and selling expenses, net of rental income, are generally charged against operations as incurred. Gains and losses on disposition of these properties are recognized in the year in which the sales occur.

  Premises and Equipment

     Land, buildings, leasehold improvements, and furniture and equipment are recorded at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, or the lease term for leasehold improvements. Lives generally range from 3 to 7 years for furniture and equipment and 25 to 30 years for buildings and improvements.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS 121 did not have a significant impact on the Company's financial position, results of operations, or liquidity.

  Change in Accounting

     In connection with the acquisition of First National Bank of Denver by First Denver Corporation (FDC) (see note 2) in October 1981, goodwill in the amount of $2,196,000 was recorded by FDC. The goodwill was primarily the result of the fair value of liabilities assumed exceeding the fair value of identifiable assets acquired, and was originally being amortized using the straight-line method over 40 years. During 1994, FDC changed its method of accounting for goodwill through the adoption of the provisions of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (SFAS 72), as provided by Emerging Issues Task Force Issue No. 89-19, Accounting for a Change in Goodwill Amortization for Business Combinations Initiated Prior to the Effective Date of FASB Statement No. 72. SFAS 72 requires that goodwill resulting from the fair value of liabilities assumed exceeding the fair value of identifiable assets acquired be amortized using the interest method over a period no longer than the discount on the long-term interest-bearing assets acquired. Accordingly, under SFAS 72, the aforementioned goodwill would be completely amortized prior to January 1, 1994.

     The cumulative effect of this change in accounting, which was applied as of January 1, 1994, was a decrease in net earnings of $1,537,000. The cumulative effect of the change in accounting was not tax-effected, as the amortization of the goodwill was not deductible for tax purposes. The effect of the change in 1994 was not significant and pro forma net earnings for 1994, assuming the change in accounting was applied retroactively, are not significantly different from Vectra's historical net earnings.

  Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109), which prescribes the use of the asset and liability method of accounting for deferred income taxes.

  Shareholders' Equity and Earnings Per Share

     Primary earnings per common share and common equivalent share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding during the period, adjusted for the shares issued in connection with the business combination with FDC discussed in note 2. Earnings per common share assuming full dilution is computed by dividing net earnings less the dividends on the Series A Cumulative Preferred Stock by the sum of weighted average common shares and common equivalent shares outstanding plus the weighted average of other dilutive securities assumed to have been outstanding.

  Reclassifications

     Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

(2) BUSINESS COMBINATIONS

     Effective November 13, 1995, Vectra acquired all of the outstanding common stock of FDC in exchange for 508,889 shares of Vectra common stock. The combination has been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements reflect the combined financial condition, results of operations and cash flows of Vectra and FDC as of and for all periods presented. In addition, shares issued in connection with the combination have been included as issued and outstanding in 1995 and 1994.

     On June 18, 1996, the Company acquired Southwest State Bank (Southwest) and its parent Bank Land Company for $22.23 million consisting of $10.97 million in a new issue of $100 Series A Convertible Preferred Stock and $11.26 million cash. Southwest was a commercial bank operating at a single location in Denver. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Southwest have been included in Vectra's consolidated financial statements from June 18, 1996. The excess of the purchase price over the fair value of the identifiable assets acquired of $7.93 million has been recorded as goodwill and is being amortized using the straight-line method over 25 years.

     The following unaudited pro forma financial information presents the combined results of operations of Vectra and Southwest as if the acquisition had occurred as of January 1, 1996 and 1995, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Vectra and Southwest been combined during the periods.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1996           1995
                                                              ---------      ---------
                                                                (UNAUDITED, AMOUNTS
                                                                IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Net interest income.........................................    $25,256        $23,890
                                                                =======        =======
Provision for loan losses...................................    $ 1,413        $   930
                                                                =======        =======
Net earnings................................................    $ 5,663        $ 4,851
                                                                =======        =======
Earnings per common share and common equivalent share.......    $  1.26        $  1.03
                                                                =======        =======
Earnings per common share assuming full dilution............    $  1.20        $  1.01
                                                                =======        =======

     During 1995, the Company acquired the net assets of MacWest Mortgage, a mortgage origination operation, for total cash consideration of approximately $300,000. The acquisition was accounted for using the purchase method.

(3) CASH AND DUE FROM BANKS

     The Federal Reserve Board requires banks to maintain reserve balances composed of cash on hand and balances maintained at the Federal Reserve Bank. These reserve balances are based primarily on deposit levels and totaled approximately $6,732,000 and $3,345,000 at December 31, 1996 and 1995.

(4) SECURITIES

     Securities classified as available for sale at December 31, 1996, are summarized as follows:

                                                AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                  COST        GAINS        LOSSES      VALUE
                                                ---------   ----------   ----------   --------
                                                                (IN THOUSANDS)
U.S. Treasuries...............................  $  4,967       $  8       $    (3)    $  4,972
U.S. Government sponsored entities (note 5)...    35,621        123          (466)      35,278
Municipal securities..........................     2,449         14            (2)       2,461
Collateralized mortgage obligations...........   131,533          5        (5,810)     125,728
Mortgage backed securities....................     8,812         78            --        8,890
SBA loan pools................................     2,164         33            --        2,197
Other.........................................     1,469         --            --        1,469
                                                --------       ----       -------     --------
                                                $187,015..     $261       $(6,281)    $180,995
                                                ========       ====       =======     ========

     Securities classified as held to maturity at December 31, 1996, which primarily mature beyond ten years, are summarized as follows:

                                                   AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                                     COST        GAINS        LOSSES     VALUE
                                                   ---------   ----------   ----------   ------
                                                                  (IN THOUSANDS)
Private placement bonds..........................    $200         $--          $--         200
Asset-backed receivables.........................      63          --           --          63
                                                     ----         ---          ---        ----
                                                     $263         $--          $--        $263
                                                     ====         ===          ===        ====

     Securities classified as available for sale at December 31, 1995, are summarized as follows:

                                             AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                             (IN THOUSANDS)
U.S. Treasuries............................  $  5,032       $  9       $    --     $  5,041
U.S. Government sponsored entities (note
  5).......................................    12,377          4          (969)      11,412
Collateralized mortgage obligations........   147,508        108        (5,174)     142,442
Mortgage-backed securities.................     6,183        126            (4)       6,305
SBA loan pools.............................     4,290         69            --        4,359
Other......................................       825         --            --          825
                                             --------       ----       -------     --------
                                             $176,215       $316       $(6,147)    $170,384
                                             ========       ====       =======     ========

     Securities classified as held to maturity at December 31, 1995, are summarized as follows:

                                                AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                                  COST        GAINS        LOSSES     VALUE
                                                ---------   ----------   ----------   ------
                                                               (IN THOUSANDS)
Private placement bonds.......................    $415         $--          $--        $415
Asset-backed receivables......................     399           5           --         404
                                                  ----         ---          ---        ----
                                                  $814         $ 5          $--        $819
                                                  ====         ===          ===        ====

     During 1996 the Company transferred $2.0 million of securities classified as available for sale into trading classifications.

     Securities with a carrying value of approximately $35.2 million and $10.7 million at December 31, 1996 and 1995, respectively, were pledged to secure public and trust deposits and securities sold under agreements to repurchase. Securities with a carrying value of approximately $144.1 million and $165.1 million at December 31, 1996 and 1995, respectively, were pledged to secure FHLB advances.

     The following summary of securities available for sale at December 31, 1996 provides information on expected maturities as well as the amount of fixed and variable rate securities:

                                                      AMORTIZED COSTS
                                          ----------------------------------------
                                           FIXED    VARIABLE               MARKET
                                           RATE       RATE      TOTAL      VALUE
                                          -------   --------   --------   --------
                                                       (IN THOUSANDS)
Within one year.........................  $ 7,602   $  7,716   $ 15,318   $ 15,858
One to five years.......................   30,248     15,663     45,911     45,659
Five to ten years.......................      778     27,401     28,179     27,065
Over ten years..........................    1,393     96,214     97,607     92,413
                                          -------   --------   --------   --------
                                          $40,021.. $146,994   $187,015   $180,995
                                          =======   ========   ========   ========

     The maturities of mortgage-related and other amortizing securities included in the preceding schedule were estimated based on recent prepayment experience and expected future prepayment rates. Most of the Company's securities are variable rate securities, which have interest reset dates that range from monthly to annually with monthly being the most prevalent.

     Substantially all of the Company's variable rate securities are subject to interest rate ceilings. At December 31, 1996, the excess of the rate ceilings over the current rates ranged from 2% to 5%, with the majority of the excesses being in the 3% to 4.5% range over current rates. The market values of these securities would likely decline if the current rates increased to the ceiling levels or higher. Accordingly, the Company may be subject to market value risk if interest rates increase significantly. Because substantially all of the securities are issued or backed by U.S. government agencies, management believes that the credit risk associated with the portfolio is minimal.

(5) DERIVATIVE FINANCIAL INSTRUMENTS

     Under SFAS 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, a derivative is defined as a futures, forward, interest rate swap, or option contract, or other financial instrument with similar characteristics. Examples of other financial instruments with characteristics similar to option contracts include interest rate caps or floors and fixed-rate loan commitments. This definition excludes all on-balance sheet receivables and payables, including those that derive their values or contractually required cash flows from the price of some other security or index, such as mortgage backed securities, interest-only and principal-only obligations, and indexed debt instruments. Management has identified the following securities held at December 31, 1996 and 1995 that it believes qualify as derivatives, as defined in SFAS 119:

                                                                                                    DECEMBER 31, 1996
                                                            INTEREST    FREQUENCY             ------------------------------
       ISSUER/         PURCHASE   MATURITY    UNDERLYING      RATE       OF RATE     FACE     CURRENT   MARKET    UNREALIZED
     DESCRIPTION         DATE       DATE         INDEX      CAP/FLOOR    CHANGES     VALUE    COUPON     VALUE       LOSS
     -----------       --------   --------   -------------  ---------   ---------   -------   -------   -------   ----------
FHLB
 structured notes....    6/93       6/97     dual-indexed   24%/0%      6 months    $ 5,750    5.38%    $ 5,348      (403)
FHLB
 structured notes....    9/93       9/98     3 month-LIBOR  24%/0%      Quarterly     5,000    5.41%      4,948       (52)
                                                                                    -------             -------       ---
       Total.........                                                               $10,750             $10,296      (454)

                             DECEMBER 31, 1995
                       -----------------------------
       ISSUER/         CURRENT   MARKET   UNREALIZED
     DESCRIPTION       COUPON    VALUE       LOSS
     -----------       -------   ------   ----------
FHLB
 structured notes....   4.94%    $5,060      (690)
FHLB
 structured notes....   3.31%     4,725      (275)
                                 ------       ---
       Total.........            $9,785      (965)

     It is the Company's current intention to hold these notes to maturity, unless market conditions change that would warrant sale. The Company classifies these securities as available for sale which are reported at estimated market value.

(6) LOANS

     Loans at December 31, consist of the following :

                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Commercial..................................................  $ 81,668    $ 58,272
Real estate -- mortgage:
  Commercial................................................   110,093      51,175
  Home equity loans.........................................    20,659      23,438
  Consumer second and first mortgage........................    44,676      26,985
Residential real estate -- construction.....................    23,257      21,818
Installment and revolving lines of credit...................    37,061      21,452
Loans held for sale.........................................     2,864       3,916
                                                              --------    --------
          Total face amount of loans........................   320,278     207,056
Deferred fees, discounts, and costs, net....................      (373)       (392)
                                                              --------    --------
  Carrying value of loans...................................   319,905     206,664
Less allowance for loan losses..............................    (4,238)     (2,493)
                                                              --------    --------
          Net loans.........................................  $315,667    $204,171
                                                              ========    ========

     The principal balance of loans on which the accrual of interest had been discontinued totaled $1,247,000, $1,292,000 and $829,000 at December 31, 1996,
1995 and 1994, respectively. If interest on these loans had been accrued, such income would have amounted to approximately $62,000, $85,000 and $71,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Substantially all loans are to borrowers located in Vectra's Denver/Boulder market area. Commercial loan borrowers are generally small to medium-sized corporations, partnerships and sole proprietors in a wide variety of businesses. Loans to individuals are both secured and unsecured. Real estate secured loans are fixed or variable rate and include both amortizing and revolving line of credit loans.

     Commercial real estate loans include loans made to commercial customers where the collateral for the loan is, among other things, real estate owned by the business or its owners. Accordingly, certain of these loans can be characterized as loans for commercial purposes other than to finance real estate which are secured by real estate.

     Loans held for sale consist of mortgage loans and guaranteed portions of Small Business Administration guaranteed loans which are generally sold within 30 days. Market value equals or exceeds carrying value for these loans.

     Loans totaling $44,406,000 and $34,033,000 at December 31, 1996 and 1995,
respectively, were pledged to secure public and trust deposits, FHLB advances and loans sold under agreements to repurchase.

     Transactions in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                            1996      1995      1994
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Allowance for loan losses at beginning of year...........  $2,493    $1,999    $2,324
Acquired through acquisition.............................   1,346        --        --
Provision for losses.....................................     916       795       794
Loans charged off........................................    (659)     (560)   (1,292)
Recoveries...............................................     142       259       173
                                                           ------    ------    ------
Allowance for loan losses at end of year.................  $4,238    $2,493    $1,999
                                                           ======    ======    ======

     As of December 31, 1996 and 1995, the Company's recorded investment in impaired loans was approximately $1,270,000 and $1,350,000, respectively. The related valuation allowance calculated under SFAS 114 totaled approximately $178,000 and $139,000, respectively and is included in the allowance for loan losses above. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995, was $1,440,000 and $985,000, respectively.

     Interest recorded on impaired loans for the years ended December 31, 1996 and 1995 was $110,000 and $29,000, respectively.

(7) PREMISES AND EQUIPMENT

     Premises and equipment at December 31, is summarized as follows:

                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Land........................................................  $ 3,280    $ 3,171
Buildings...................................................    6,917      5,715
Leasehold improvements......................................    2,146      2,046
Furniture and equipment.....................................    7,135      6,136
                                                              -------    -------
                                                               19,478     17,068
Less accumulated depreciation and amortization..............   (7,529)    (6,493)
                                                              -------    -------
  Premises and equipment, net...............................  $11,949    $10,575
                                                              =======    =======

     Depreciation expense totaled $1,074,000, $923,000 and $892,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(8) ADVANCES FROM THE FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

     Vectra's subsidiary bank is a member of the Federal Home Loan Bank of Topeka (FHLB). Membership in the FHLB offers several benefits to the Company including the ability to obtain advances which can be used as part of the overall mix of funding for Vectra's loan and investing activities. Advances are available with maturities varying from one day to ten years. All advances are secured by securities and loans which have been pledged under blanket pledges. In addition, the Company has agreements with three other banks whereby the Company may purchase up to $12,500,000 of federal funds. Balances, maturities and interest rates of the advances at December 31, are as follows:

                                                      1996                    1995
                                               -------------------    --------------------
                                                          INTEREST                INTEREST
                                               AMOUNT      RATES       AMOUNT      RATES
                                               -------    --------    --------    --------
                                                         (DOLLARS IN THOUSANDS)
Fixed rate:
  Overnight borrowings from FHLB.............  $23,700      7.15%     $ 11,345      6.15%
  Federal funds purchased....................    1,000      6.26         1,000      5.80
  Due in 60 days or less.....................   35,000      5.35            --        --
Variable rate due in less than one year,
  resets monthly at rates indexed to one
  month London Interbank Offered Rate........       --        --        58,000      5.98
                                               -------                --------
          Total at end of year...............  $59,700      6.08%     $ 70,345      6.00%
                                               =======      ====      ========      ====
Average borrowings outstanding for the
  year.......................................  $64,743                $123,083
                                               =======                ========
Weighted average interest rate for the
  year.......................................               5.48%                   6.08%
                                                            ====                    ====
Maximum borrowings outstanding at any
  month-end during the year..................  $78,700                $167,500
                                               =======                ========

     The advance availability, usage, and related collateral for FHLB advances at December 31, 1996, is summarized as follows (in thousands):

Total advances available....................................  $146,797
Balances outstanding........................................   (58,700)
                                                              --------
  Balances available and unused.............................  $ 88,097
                                                              ========
Book value of assets pledged as collateral:
  Securities................................................  $144,101
  Investment in FHLB stock..................................     3,610
  Loans.....................................................    44,406
                                                              --------
                                                              $192,117
                                                              ========

     Vectra has the right to substitute other acceptable collateral for the securities and loans pledged as collateral for the advances. The Company is required to purchase and hold stock in the FHLB to maintain membership and to obtain advances. The amount of stock required to be held is generally based upon the portion of Vectra's mortgage related assets to total assets as well as the amount of advances outstanding. The FHLB paid dividends quarterly during 1996 at a rate of approximately 6.50%. FHLB stock has always been redeemable at the preset price of $100 per share; however, there can be no assurance that this redemption feature and value will continue.

(9) SECURITIES AND LOANS SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities and loans sold under agreements to repurchase are used to fund the purchase of securities and origination of loans and to provide collateral to customers for funds placed with Vectra. The securities and loans which are subject to the agreements with customers are under the control of the Company and are segregated in safekeeping accounts at Vectra's correspondent banks. Vectra has the right to substitute securities and loans at its discretion. The interest rate paid to customers under these agreements is not related to the coupon rate of the securities sold, but rather is a function of the rate earned on Vectra's federal funds sold and the amount of each customer's balance with Vectra. The balances outstanding under these agreements may fluctuate daily. The average rate paid under these agreements was 4.65%, 4.87% and 3.48% during the years ended December 31, 1996, 1995 and 1994, respectively. The carrying value of loans and securities available for sale under these agreements was $16,015,000, $7,462,000 and $6,329,000 at December 31, 1996, 1995 and 1994,
respectively. The highest month-end balances during 1996, 1995 and 1994 were $10,733,000, $7,429,000 and $5,888,000, respectively, and the average balances were $7,565,000, $4,899,000 and $3,333,000, respectively.

(10) NOTES PAYABLE

     Notes payable at December 31 consist of the following:

                                                               1996      1995
                                                              ------    ------
                                                               (IN THOUSANDS)
Note payable to bank, collateralized by common stock of
  Vectra Bank, interest payable quarterly based on WSJ prime minus 0.5%. The entire unpaid balance matures on June 28,
  1997. The loan commitment from the lender indicates that
  the loan may be renewed annually for a total term of ten
  years based on the financial condition of the Company,
  with annual principal reductions of $450,000 starting at
  the end of the second year. ..............................  $4,050    $   --
Note payable to bank, collateralized by real property
  (occupied by a subsidiary bank) with a net carrying value
  of $987,000 at December 31, 1995. Paid in full in
  1996. ....................................................      --     1,051
                                                              ------    ------
                                                              $4,050    $1,051
                                                              ======    ======

(11) SHAREHOLDERS' EQUITY

  (a)  Initial public offering

     During 1994, the Company issued 923,770 shares of common stock and 805,000 shares of Series A cumulative preferred stock for proceeds of approximately $14,471,000, net of offering costs, in an initial public offering.

     In connection with the initial public offering, the Company purchased and retired 270,000 shares of common stock from an existing shareholder for $2,403,000, with a portion of the proceeds from the offering.

  (b)  Preferred stock

     The $100 Series A Convertible Preferred Stock (Convertible Preferred) is entitled to receive quarterly dividends, if declared, at the annual rate of $7 per share. In the event of any liquidation of the Company, the holders of the Convertible Preferred will be entitled to a preferential distribution out of the assets of the Company of $100 per share plus an amount equal to all accumulated and unpaid dividends thereon on a pari passu basis with the holders of the Cumulative Preferred stock. Attached to the shares of Convertible Preferred are Contingent Warrants which give the holders of the Cumulative Preferred the right to receive Company common stock to compensate for dividends on the Cumulative Preferred if they are not declared and paid.

     The Company may require the redemption of the Convertible Preferred shares on or after June 19, 1999, at a redemption price starting at $103.50 for the first year starting June 19, 1999, and declining over a seven year period to $100 per share. Notwithstanding the Company's rights to require redemption, the holders of the Convertible Preferred shall have 30 days after the receipt of a notice of redemption in which they may elect to instead convert their shares of Convertible Preferred into Company common stock in accordance with their conversion rights. As a condition for the Company exercising its right to require redemption during the two-year period starting June 19, 1999, the Company's common stock must be trading at no less than $13.72 per share.

     Holders of the Convertible Preferred stock may, at their option, convert all or any part of their Convertible Preferred stock into Company common stock at a conversion price of $13.25 per common share, or approximately 7.55 shares of common stock for each share of Convertible Preferred stock. Conversion of all Convertible Preferred shares would result in the issuance of approximately 828,000 shares of common stock.

     The Series A Cumulative Preferred Stock (Cumulative Preferred) is entitled to receive a cumulative quarterly dividend at the annual rate of $.95 per share. In the event of any liquidation or change in control of the Company, the holders of the Cumulative Preferred will be entitled to a preferential distribution of $10.00 per share ($8,050,000), plus all accumulated and unpaid dividends.

     The Cumulative Preferred will not be redeemable before March 31, 1997, except upon change in control of the Company.

     On or after March 31, 1997, the Cumulative Preferred will be redeemable at the option of the Company, subject to prior regulatory approval, for cash, in whole or in part, at the following redemption prices per share, plus, in each case an amount equal to accumulated and unpaid dividends, if redeemed during the twelve-month period ending on and including March 30, in each of the following years:

                                                              REDEMPTION PRICE
                                                                 PER SHARE
                                                              ----------------
1998........................................................       $10.30
1999........................................................        10.15
2000 and thereafter.........................................        10.00

     The 1989 preferred stock was redeemed in 1994 for approximately $477,000 with a portion of the proceeds from the initial public offering.

  (c)  Employees equity incentive plan

     In March 1994, the Company adopted an employees equity incentive plan under which options for the purchase of common stock are granted to its key employees including officers and directors who are employees of Vectra. Stock option terms under this plan may be adjusted at the discretion of the Board of Directors. The plan has authorized 450,000 option shares of common stock. The options outstanding under this plan expire ten years from the date of grant. One-third of these options became exercisable at the date of grant with an additional one-third becoming exercisable on each of the first two anniversaries of the date granted. Upon any change in control of Vectra, options outstanding become fully vested and exercisable.

     Activity under this plan is as follows:

                                                               NUMBER     WEIGHTED-AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------   ----------------
Balance at December 31, 1993................................        --             --
  Granted...................................................    95,000         $ 8.50
Balance at December 31, 1994................................    95,000           8.50
  Granted...................................................    20,500          11.04
Balance at December 31, 1995................................   115,500           8.95
  Granted...................................................     2,000          12.00
  Exercised.................................................    (3,333)         10.00
  Forfeited.................................................    (1,667)         10.00
Balance at December 31, 1996................................   112,500           8.96
                                                               =======

     At December 31, 1996, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was $8.50 -- $12.00 and 7.2 years, respectively.

     At December 31, 1996, 1995 and 1994, the number of options exercisable was 106,000, 70,167 and 31,667, respectively, and weighted-average exercise price of those options was $8.80, $8.78 and $8.50, respectively.

  (d)  Outside directors' stock option plan

     In March 1994, the Company also implemented an outside directors stock option plan that grants options for the purchase of common stock to the Company's directors who are not employees of Vectra. All outside directors were immediately granted options to purchase 3,000 shares at the current market price with an additional 1,500 shares to be granted for each subsequent year of service. Options issued under this plan become exercisable in the same manner as those issued under the employees equity incentive plan and expire five years from the date of grant.

     Activity under this plan is as follows:

                                                               NUMBER     WEIGHTED-AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------   ----------------
Balance at December 31, 1993................................       --              --
  Granted...................................................   12,000          $ 8.50
                                                               ------
Balance at December 31, 1994................................   12,000            8.50
  Granted...................................................    6,000            9.63
                                                               ------
Balance at December 31, 1995................................   18,000            8.88
  Granted...................................................    7,500           13.13
                                                               ------
Balance at December 31, 1996................................   25,500           10.13
                                                               ======

     At December 31, 1996, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was $8.50 -- $13.13 and 3.1 years, respectively.

     At December 31, 1996, 1995 and 1994, the number of options exercisable was 18,500, 10,000 and 4,000, respectively, and weighted-average exercise price of those options was $9.59, $9.08 and $8.50, respectively.

  (e)  Nonqualified stock option plan

     The Company had a 1989 nonqualified stock option plan (the 1989 Plan) which permitted Vectra to grant options for the purchase of common stock to selected key employees at no less than estimated fair value on the date of grant.

     Options outstanding under this plan vested 20% on June 30, 1994 and an additional 20% on each June 30 thereafter until the options are fully vested on June 30, 1998. The options vest fully in the event of a change of control of the Company. In 1994, the 1989 Plan was terminated.

     Activity under this plan is as follows:

                                                               NUMBER     WEIGHTED-AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------   ----------------
Balance at December 31, 1993................................   50,530          $ 6.67
  Exercised.................................................   (3,030)           6.60
  Forfeited.................................................   (1,000)          10.00
                                                               ------
Balance at December 31, 1994................................   46,500            6.60
                                                               ------
Balance at December 31, 1995................................   46,500            6.60
  Exercised.................................................     (300)           6.60
  Forfeited.................................................     (200)           6.60
                                                               ------
Balance at December 31, 1996................................   46,000            6.60
                                                               ======

     At December 31, 1996, the exercise price and the weighted-average remaining contractual life of outstanding options was $6.60 and 2.5 years, respectively.

     At December 31, 1996, 1995 and 1994, the number of options exercisable was 27,600, 18,600 and 9,300, respectively, and weighted-average exercise price of those options was $6.60.

  (f)  Accounting for stock options

     During 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion No. 25), in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, SFAS 123 requires disclosure of the pro forma effect on net income and earnings per share, if presented, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company will continue to use the accounting prescribed by Opinion No. 25, and provide the required disclosures of SFAS 123.

     The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.05 and $4.01 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1996 -- risk-free interest rate of 6.0% and an expected life of 3.4 years;
1995 -- risk-free interest rate of 6.1% and an expected life of 4.6 years, and expected volatility of 32%. It was assumed in both years that no dividends will be paid.

     As noted above, the Company applies the intrinsic value method in accounting for its equity incentive plans and, accordingly, no compensation cost has been recognized for such plans in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                                1996         1995
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net earnings:
  As reported...............................................     $5,445       $3,303
  Pro forma.................................................      5,380        3,282
Earnings per common share assuming full dilution:
  As reported...............................................     $ 1.26       $ 0.78
  Pro forma.................................................       1.24         0.78

     The effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net earnings for future years.

  (g) Restricted stock program

     During 1992, Vectra adopted a restricted stock program under which 30,000 shares of restricted common stock were sold to certain employees at a price of $.01 per share. The shares vested over a four-year period which ended in 1996. Vectra recorded compensation expense over the vesting period equal to the difference between the fair value of shares at the time the program was adopted and sales proceeds.

  (h) Underwriter's warrant

     In connection with its initial public offering, Vectra sold to its underwriter a warrant to purchase 20,000 shares of common stock. The warrant is exercisable at $10.20 per share of common stock and expires in March 1999.

(12) INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, consists of the following:

                                                              1996      1995     1994
                                                             ------    ------    ----
                                                                  (IN THOUSANDS)
Current tax expense:
  Federal..................................................  $3,077    $1,245    $319
  State....................................................     328       215      --
                                                             ------    ------    ----
          Total current expense............................   3,405     1,460     319
                                                             ------    ------    ----
Deferred tax expense (benefit):
  Federal..................................................    (403)      272     403
  State....................................................     (61)       42      98
                                                             ------    ------    ----
          Total deferred expense (benefit).................    (464)      314     501
                                                             ------    ------    ----
          Total income tax expense.........................  $2,941    $1,774    $820
                                                             ======    ======    ====

     Income tax expense differs from the amounts computed by applying the U.S. federal statutory rate to earnings before income taxes and cumulative effect of change in accounting for the years ended December 31, as a result of the following:

                                             1996             1995              1994
                                         -------------    -------------    ---------------
                                         AMOUNT    %      AMOUNT    %      AMOUNT      %
                                         ------   ----    ------   ----    -------   -----
                                                      (DOLLARS IN THOUSANDS)
Expected federal tax expense...........  $2,851   34.0%   $1,726   34.0%   $ 1,711    34.0%
State taxes, net of federal benefit....     277    3.3       169    3.3        161     3.2
Tax exempt interest....................    (104)  (1.3)       --     --         --      --
Goodwill amortization..................      64    0.8        --     --         --      --
Decrease in valuation allowance on
  deferred taxes.......................     (95)  (1.1)     (209)  (4.1)    (1,000)  (19.9)
Other..................................     (52)  (0.6)       88    1.7        (52)   (1.0)
                                         ------   ----    ------   ----    -------   -----
                                         $2,941   35.1%   $1,774   34.9%   $   820    16.3%
                                         ======   ====    ======   ====    =======   =====

     Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that result in significant portions of Vectra's deferred tax asset at December 31, are as follows:

                                                               1996      1995
                                                              ------    ------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Unrealized loss on securities available for sale..........  $2,246    $2,194
  Net operating loss carryforwards..........................     225       272
  Loans, primarily due to differences in accounting for loan
     losses.................................................     722       119
  Other.....................................................     211        73
                                                              ------    ------
     Deferred tax asset.....................................   3,404     2,658
  Less valuation allowance..................................    (141)     (236)
                                                              ------    ------
     Deferred tax asset, net of valuation allowance.........   3,263     2,422
Deferred tax liabilities:
  Premises and equipment, primarily due to differences in
     original cost basis and depreciation...................    (227)       --
                                                              ------    ------
          Net deferred tax asset............................  $3,036    $2,422
                                                              ======    ======

     The valuation allowance recorded at December 31, 1996, was determined based upon management's estimate of future taxable income and Vectra's ability to utilize existing net operating loss carryforwards, certain of which are subject to limitations as to their use to offset such taxable income and the recovery or realization of unrealized losses on securities. In the opinion of management, the Company is more likely than not to realize the net deferred tax asset.

     At December 31, 1996, Vectra has net operating loss carryforwards for federal and state income tax purposes of approximately $520,000 which are available to offset future taxable income through 2004. Vectra also has approximately $960,000 of additional net operating loss carryforwards for state income tax purposes which are available to offset future taxable income through 2009. These net operating loss carryforwards are subject to separate return limitations and "ownership change" limitations, as that term is defined in
Section 382 of the Internal Revenue Code.

(13) RELATED PARTY TRANSACTIONS

     Vectra has entered into transactions with its shareholders, directors, officers and other affiliates. In the opinion of management, such transactions have been entered into under terms and rates substantially the same as those offered by Vectra in the ordinary course of business.

(14) COMMITMENTS AND CONTINGENCIES

  (a) Lease Commitments

     Future minimum rental payments and lease income receipts under noncancelable operating leases for premises and equipment, expiring at various dates through 2067, are as follows:

                                                               RENTAL      RENTAL
                                                              PAYMENTS    RECEIPTS
                                                              --------    --------
                                                                 (IN THOUSANDS)
1997........................................................   $  530      $  191
1998........................................................      458          31
1999........................................................      271          47
2000........................................................      224          38
2001........................................................       91          42
Thereafter..................................................    1,943         660
                                                               ------      ------
          Total minimum.....................................   $3,517      $1,059
                                                               ======      ======

     Total rent expense for all operating leases, including equipment leases, was $605,000, $774,000 and $705,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  (b) Commitments to Extend Credit

     In the normal course of business, the subsidiary bank enters into commitments to extend credit. The following outstanding commitments at December 31, 1996, which are generally secured and at market rates of interest, are not reflected in the accompanying financial statements (in thousands):

Commitments on lines of credit..............................  $85,628
Outstanding letters of credit...............................    4,214
                                                              -------
                                                              $89,842
                                                              =======

     Commitments to extend credit and outstanding letters of credit are evaluated for losses by management in a similar manner to existing loans and real estate acquired by foreclosure.

  (c) Litigation

     Vectra is involved in various litigation matters arising in the normal course of business. In the opinion of management and Vectra's legal counsel, the ultimate resolution of these matters will not have a significant adverse effect on the financial condition or results of operations of the Company.

(15) DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, (SFAS
107) requires that Vectra disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions for Vectra's financial instruments are as set forth below, and a summary of the carrying values and fair values of the Company's financial instruments at December 31, are as follows:

                                                     1996                    1995
                                             ---------------------   ---------------------
                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                              VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                             --------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Financial assets:
  Cash and due from banks..................  $ 32,688    $ 32,688    $ 17,320    $ 17,320
  Securities available for sale:
     Structured notes (see note 5).........    10,296      10,296       9,785       9,785
     Other.................................   170,699     170,699     160,599     160,599
  Securities held to maturity..............       263         263         814         819
  Investment in FHLB stock.................     3,610       3,610       5,173       5,173
  Federal funds sold.......................        --          --       2,000       2,000
  Loans....................................   315,667     322,861     204,171     209,198
Financial liabilities:
  Deposits.................................   439,351     439,351     307,085     307,085
  Other liabilities........................    77,025      77,025      80,612      80,612

  (a) Cash and Due From Banks and Federal Funds Sold

     The carrying amounts of these instruments are reasonable estimates of fair value, due to the relatively short period to maturity of these investments.

  (b) Securities

     The fair value of securities available for sale and securities held to maturity is estimated based on market quotations received from securities dealers from whom Vectra normally purchases and sells securities and from other independent sources. Such estimates of market value are included in note 4.

  (c) Investment in Federal Home Loan Bank Stock

     The carrying amount of this investment represents a reasonable estimate of fair value since the stock can only be purchased from or sold to the FHLB, as discussed in note 8.

  (d) Loans

     Fair value of loans is estimated in accordance with SFAS 107 for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, consumer and mortgages. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. Fair value of fixed rate loans is calculated by discounting cash flows through the estimated maturity based on the Company's expected experience with repayments for each loan classification. The estimated market discount rates used in the calculations represent loan rates offered by the Company on similar types of loans. Adjustable rate loans are segmented into the two categories of home equity and all other adjustable rate loans. Home equity loans generate a higher premium in the loan secondary market than other adjustable rate loans, which is reflected in the calculation of the fair market value for these types of loans. All other performing adjustable rate loans are valued at 1% over the carrying value based on consideration of average lives and contributions to net earnings of such loans. The fair market values of all consumer loans were verified with independent loan brokers.

     A summary of carrying value and estimated fair value of loans at December 31 is as follows:

                                                     1996                    1995
                                             ---------------------   ---------------------
                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                              VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                             --------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Loans......................................  $317,041     $319,824   $202,748     $205,231
Loans held for sale........................     2,864        3,037      3,916        3,967
Allowance for loan losses..................    (4,238)          --     (2,493)          --
                                             --------     --------   --------     --------
          Net loans........................  $315,667     $322,861   $204,171     $209,198
                                             ========     ========   ========     ========

  (e) Deposits and Other Liabilities

     The fair values of deposits with no stated maturity, such as demand deposits, NOW and money market accounts and savings are equal to the amounts payable on demand as included in the accompanying consolidated balance sheets. The fair value of certificates of deposit is also estimated to be equal to the amounts included in the accompanying consolidated balance sheets because the majority of such certificates are of short duration and are at rates substantially the same as current market rates. The estimated fair values of advances from the FHLB and of securities and loans sold under agreements to repurchase are also equal to carrying values because of their short durations or repricing frequencies. Notes payable carrying values are estimated to approximate fair values because they are annually renewable and bear interest at market rates adjustable whenever prime rate changes.

  (f) Off-Balance Sheet Financial Instruments

     Commitments to extend credit represent the principal category of off-balance sheet financial instruments. The fair value of these commitments, based on fees currently charged for similar commitments, is not significant.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16) REGULATORY CAPITAL REQUIREMENTS

     Vectra is subject to regulations of certain state and federal agencies, including periodic examinations by those regulatory agencies. Federal regulations provide for supervisory action at institutions based on their capital levels as measured by three capital ratios: Tier 1 leverage, Tier 1 risk-based, and total risk-based capital. Based on these capital measures, each banking institution falls into one of five regulatory capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1996, Vectra's Tier 1 leverage, Tier 1 risk-based and total risk-based capital were 6.98%, 10.50% and 11.58%, respectively, which places Vectra in the well capitalized category.

(17) EARNINGS PER SHARE CALCULATIONS

     In addition to its common stock, Vectra's capital structure includes several other components that impact the calculation of earnings per share. Common stock equivalents consist of the number of common shares issuable upon the exercise of the options and warrants when the market price of the common stock exceeds the exercise prices, reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the stock options and warrants. Those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise prices.

     Other dilutive securities consist of the 828,000 shares of common stock issuable upon conversion of the $100 Series A Convertible Preferred stock. The weighted average outstanding shares of these securities is calculated assuming the conversion occurred on June 18, 1996, when the shares of $100 Series A Convertible Preferred stock were issued.

     The calculation of primary and fully diluted earnings per share is set forth in the following table:

                                                            1996      1995      1994
                                                           ------    ------    ------
                                                              (IN THOUSANDS EXCEPT
                                                               PER SHARE AMOUNTS)
Net earnings.............................................  $5,445    $3,303    $2,675
Less dividends on Series A Cumulative Preferred stock....    (765)     (765)     (579)
                                                           ------    ------    ------
Earnings available for calculation of earnings per share
  assuming full dilution.................................   4,680     2,538     2,096
Less dividends on $100 Series A Convertible Preferred
  stock..................................................    (409)       --        --
                                                           ------    ------    ------
Earnings available to common shareholders................  $4,271    $2,538    $2,096
                                                           ======    ======    ======
Weighted average shares outstanding:
  Common shares..........................................   3,198     3,195     3,023
  Common equivalent shares...............................      73        39        36
                                                           ------    ------    ------
          Total common and common equivalent shares......   3,270     3,234     3,059
  Other dilutive securities..............................     443        --        --
                                                           ------    ------    ------
          Total assuming full dilution...................   3,714     3,234     3,059
                                                           ======    ======    ======
Earnings per common share and common share equivalent....  $ 1.31    $ 0.79    $ 0.69
                                                           ======    ======    ======
Earnings per common share assuming full dilution.........  $ 1.26    $ 0.78    $ 0.69
                                                           ======    ======    ======

(18) CONDENSED FINANCIAL INFORMATION FOR PARENT COMPANY

     Condensed financial information for the parent company only, Vectra Banking Corporation, is as follows:

                      CONDENSED BALANCE SHEET INFORMATION

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
ASSETS
  Cash......................................................  $   199    $   304
  Investment in bank subsidiaries...........................   47,778     29,219
  Investment in other subsidiaries..........................      987        (58)
  Other assets..............................................       14        787
                                                              -------    -------
          Total assets......................................  $48,978    $30,252
                                                              =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities.........................................  $ 3,543    $    67
  Shareholders' equity......................................   45,435     30,185
                                                              -------    -------
          Total liabilities and shareholders' equity........  $48,978    $30,252
                                                              =======    =======

                        CONDENSED OPERATIONS INFORMATION

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1996      1995      1994
                                                          ------    ------    -------
                                                                (IN THOUSANDS)
Operating income:
  Management fees.......................................  $   --    $  600    $   336
  Other.................................................      14        18         46
                                                          ------    ------    -------
          Total operating income........................      14       618        382
                                                          ------    ------    -------
Operating expenses:
  Salaries and employee benefits........................      11       328        340
  Occupancy expenses....................................      --        74         62
  Interest expense......................................     162        --         18
  Amortization of intangible asset......................      --        --        312
  Other.................................................     607       534        310
                                                          ------    ------    -------
          Total operating expenses......................     780       936      1,042
                                                          ------    ------    -------
  Loss before income taxes, equity in earnings of
     subsidiaries and cumulative effect of change in
     accounting.........................................    (766)     (318)      (660)
Income tax benefit......................................     196       156        470
                                                          ------    ------    -------
  Loss before equity in earnings of subsidiaries and
     cumulative effect of change in accounting..........    (570)     (162)      (190)
Equity in earnings of subsidiaries......................   6,015     3,465      4,402
Cumulative effect of change in accounting for
  goodwill..............................................      --        --     (1,537)
                                                          ------    ------    -------
          Net earnings..................................  $5,445    $3,303    $ 2,675
                                                          ======    ======    =======

                        CONDENSED CASH FLOW INFORMATION

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1996       1995        1994
                                                      --------    -------    --------
                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings......................................  $  5,445    $ 3,303    $  2,675
  Equity in earnings of subsidiaries................    (6,015)    (3,465)     (4,402)
  Cumulative effect of change in accounting.........        --         --       1,537
  Depreciation and amortization.....................        --         --         312
  Net decrease (increase) in other operating assets
     and liabilities................................       177       (210)        (90)
                                                      --------    -------    --------
          Net cash provided (used) by operating
            activities..............................      (393)      (372)         32
                                                      --------    -------    --------
Cash flows from investing activities:
  Dividends received from bank subsidiaries.........     1,400      1,052         353
  Capital contribution to subsidiaries..............   (15,021)        --     (10,000)
  Other.............................................        27         --        (165)
                                                      --------    -------    --------
Net cash provided (used) by investing activities....   (13,594)     1,052      (9,812)
                                                      --------    -------    --------
Net cash provided (used) by financing activities....    13,882       (764)     10,103
                                                      --------    -------    --------
          Net increase (decrease) in cash...........      (105)       (84)        323
Cash at beginning of year...........................       304        388          65
                                                      --------    -------    --------
Cash at end of year.................................  $    199    $   304    $    388
                                                      ========    =======    ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on March 21, 1997.

                                            VECTRA BANKING CORPORATION

                                            By:       /s/ GARY S. JUDD
                                              ----------------------------------
                                                   Gary S. Judd, President

                                                /s/ RAY L. NASH
                                              ----------------------------------
                                                         Ray L. Nash,
                                                   Chief Financial Officer

                               POWER OF ATTORNEY

     Each individual whose signature appears below hereby designates and appoints Gary S. Judd and Ray L. Nash, and each of them, as such person's true and lawful attorneys-in-fact and agents (the "Attorneys-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report on Form 10-K as either Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1997.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                  /s/ GARY S. JUDD                      Director, President and
-----------------------------------------------------     Chief Executive Officer
                    Gary S. Judd

              /s/ MARY GITTINGS CRONIN                  Director
-----------------------------------------------------
                Mary Gittings Cronin

                /s/ ROBERT D. GREENE                    Director
-----------------------------------------------------
                  Robert D. Greene

                  /s/ GARY A. MOSKO                     Director
-----------------------------------------------------
                    Gary A. Mosko

                 /s/ JAMES L. RUMSEY                    Director
-----------------------------------------------------
                   James L. Rumsey

              /s/ ROBERT A. SILVERBERG                  Director
-----------------------------------------------------
                Robert A. Silverberg

               /s/ W. JAMES TOZER JR.                   Director
-----------------------------------------------------
                 W. James Tozer Jr.

                /s/ RICHARD B. TUCKER                   Director
-----------------------------------------------------
                  Richard B. Tucker

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger Dated as of the 26th Day of
                            December, 1995 Among Vectra Banking Corporation, Vectra
                            Bank, Bank Land Co. and Southwest State Bank, filed as
                            Exhibit 2.1 to the Registrant's Form 10-K for the year
                            ended December 31, 1995, and incorporated herein by
                            reference
          3.1            -- Amended and Restated Articles of Incorporation of Vectra
                            Banking Corporation, filed as Exhibit 3.1 to the
                            Registrant's Registration Statement No. 33-74724 on Form
                            SB-2, Effective March 24, 1994 ("SB-2 Registration
                            Statement"), and incorporated herein by reference
          3.2            -- Bylaws of Vectra Banking Corporation, filed as Exhibit
                            3.2 to the Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.1            -- Employees' Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.2            -- Nonemployee Directors' Stock Option Plan, filed as
                            Exhibit 10.2 to the Registrant's SB-2 Registration
                            Statement, and incorporated herein by reference
         10.3            -- Non-Statutory Stock Option Plan, filed as Exhibit 10.3 to the Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.4            -- Incentive Stock Purchase Plan, filed as Exhibit 10.4 to the Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.6            -- Promissory Note dated October 18, 1985 between Wadsworth
                            Building Corporation and the City of Wheat Ridge, filed
                            as Exhibit 10.6 to the Registrant's SB-2 Registration
                            Statement, and incorporated herein by reference
         10.7            -- Advance, Pledge and Security Agreement dated April 9,
                            1991 between The Federal Home Loan Bank of Topeka and
                            Vectra Bank, filed as Exhibit 10.7 to the Registrant's
                            SB-2 Registration Statement, and incorporated herein by
                            reference
         10.9            -- Lease dated October 1, 1991 by and between First Energy
                            Properties, Inc. and Vectra Bank of Thornton for Mission
                            Trace Shopping Center, filed as Exhibit 10.9 to the
                            Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.10           -- Colorado Building Lease dated September 5, 1995 by and
                            between Colorado Building Group, Vectra Banking
                            Corporation and Vectra Bank of Boulder, Suite 225, 1919
                            14th Street, Boulder, Colorado, filed herewith
         10.11           -- Colorado Building Lease dated June 1, 1982 by and between
                            Colorado Building Group and National Bank of the Rockies
                            in Boulder for 1919 14th Street, Suite 111, filed as
                            Exhibit 10.11 to the Registrant's SB-2 Registration
                            Statement, and incorporated herein by reference;
                            Amendment No. 1 filed herewith
         10.12           -- Ground Lease dated October 21, 1991 by and between
                            Community Plaza, L.P. and Vectra Bank of Boulder for
                            North Broadway Street, filed as Exhibit 10.12 to the
                            Registrant's SB-2 Registration Statement, and
                            incorporated herein by reference
         10.13           -- Office Building Lease dated April 14, 1988 by and between
                            Denver Place Associates Limited Partnership and National
                            Bank of the Rockies in Denver for 999 18th Street, filed
                            as Exhibit 10.13 to the Registrant's SB-2 Registration
                            Statement, and incorporated herein by reference

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.14           -- Lease dated May 1, 1991 between Equity Management, Inc.
                            and Vectra Bank for 6901 South Pierce Street, Littleton,
                            Colorado, filed as Exhibit 10.14 to the Registrant's SB-2
                            Registration Statement, and incorporated herein by
                            reference; Amendment No. 1 filed herewith
         10.15           -- 401(k) Plan, filed as Exhibit 10.15 to the Registrant's
                            SB-2 Registration Statement, and incorporated herein by
                            reference
         10.17           -- Incentive Stock Purchase Agreement -- Restricted Stock
                            Program, filed as Exhibit 10.17 to the Registrant's SB-2
                            Registration Statement, and incorporated herein by
                            reference
         10.18           -- Data Processing Hardware and Software Lease Agreement,
                            filed as Exhibit 10.18 to the Registrant's SB-2
                            Registration Statement, and incorporated herein by
                            reference
         10.19           -- Loan Agreement -- Wheat Ridge Building, filed as Exhibit
                            10.19 to the Registrant's SB-2 Registration Statement,
                            and incorporated herein by reference
         10.20           -- Agreement and Plan of Merger Dated as of the 22nd day of
                            November, 1994 by and between Bank Land Co. and Vectra
                            Banking Corporation, filed with Registration Statement on
                            Form S-4, No. 33-88064
         10.21           -- Agreement Between Vectra Banking Corporation and Robert
                            A. Silverberg, filed with Registration Statement on Form
                            S-4, No. 33-88064
         10.22           -- Agency Agreement -- Bankers' Bank of the West and Policy
                            for Federal Funds Purchase, filed with Registration
                            Statement on Form S-4, No. 33-88064
         10.23           -- Employment and Noncompetition Agreement -- Gary A. Mosko,
                            as included as part of Exhibit 2.1 above
         10.24           -- Boatmen's First National Bank of Kansas City Loan
                            Commitment, filed herewith
         10.25           -- Lease -- 6000 Greenwood Plaza Boulevard, filed as Exhibit
                            10.9 to the Annual Report on Form 10-K for the Fiscal
                            Year Ended December 31, 1995 and incorporated herein by
                            reference
         11              -- Statements regarding computation of earnings, see
                            Consolidated Financial Statements
         21              -- Subsidiaries of the Registrant filed as Exhibit 2.1 to
                            the Registrant's Form 10-K for the Year Ended December
                            31, 1995, and incorporated herein by reference
         23              -- Consent of KPMG Peat Marwick, LLP regarding Registration
                            Statement on Form S-8, filed herewith
         25              -- Power of Attorney, filed herewith, see the Signature Page