Form 10-Q
period 1997-03-31
VECTRA BANKING CORP
filed 1997-05-09
CIK 862695

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended    March 31, 1997
                                                -----------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from              to
                                              ------------    -------------
                    Commission file number    0-23622
                                           ---------------

                         VECTRA BANKING CORPORATION
--------------------------------------------------------------------------------
                        (Exact name of registrant as
                          specified in its charter)
          Colorado                                         84-1087703
----------------------------------         -------------------------------------
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

         The number of shares outstanding of each of the registrant's class of common stock as of April 30, 1997: 3,202,412
                                   -----------

                           VECTRA BANKING CORPORATION

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, of a normal recurring nature necessary to a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's (or "Vectra's") Form 10-K for the fiscal year ended December 31, 1996.

                 VECTRA BANKING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                         March          December
                                                                        31, 1997        31, 1996
                                                                       -----------     -----------
ASSETS                                                                 (Dollars in thousands except
                                                                       share and per share amounts)
Cash and due from banks                                                $    35,664     $    32,688
Securities available for sale, at market value                             183,184         180,995
Securities held to maturity                                                    412             263
Federal Home Loan Bank stock                                                 4,220           3,610
Loans                                                                      333,059         319,905
     Less allowance for loan losses                                         (4,311)         (4,238)
                                                                       -----------     -----------
Net loans                                                                  328,748         315,667
Real estate acquired by foreclosure                                            975             955
Premises and equipment, net                                                 11,935          11,949
Goodwill, net                                                                7,887           7,975
Deferred income taxes                                                        3,249           3,036
Other assets                                                                 4,940           4,673
                                                                       -----------     -----------
    Total assets                                                       $   581,214     $   561,811
                                                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand                                                            $   118,705     $   122,713
     NOW and money market                                                   86,950          88,466
     Savings                                                               126,292         126,146
     Time deposits under $100,000                                           73,251          67,617
     Time deposits $100,000 and over                                        34,383          34,409
                                                                       -----------     -----------
Total deposits                                                             439,581         439,351
Customer sweep accounts                                                     14,189          10,733
                                                                       -----------     -----------
Total customer funding                                                     453,770         450,084
Federal Home Loan Bank advances and federal funds purchased                 74,000          59,700
Notes payable                                                                4,050           4,050
Accounts payable and other liabilities                                       3,022           2,542
                                                                       -----------     -----------
Total liabilities                                                          534,842         516,376
                                                                       -----------     -----------

Shareholders' equity:
     Preferred stock                                                        19,021          19,021
     Common stock                                                           25,748          25,748
     Retained earnings                                                       5,736           4,441
                                                                       -----------     -----------
Realized shareholders' equity                                               50,505          49,210
     Unrealized loss on securities available for sale                       (4,133)         (3,775)
                                                                       -----------     -----------
Total shareholders' equity                                                  46,372          45,435
                                                                       -----------     -----------
    Total liabilities and shareholders' equity                         $   581,214     $   561,811
                                                                       ===========     ===========

Per share data assuming conversion of $10,971 convertible preferred:
Book value                                                             $      9.51     $      9.28
                                                                       ===========     ===========
Tangible book value                                                    $      7.55     $      7.30
                                                                       ===========     ===========
Common shares outstanding at end of period                               3,202,412       3,202,412
                                                                       ===========     ===========
Pro forma fully converted common shares at end of period                 4,030,404       4,030,404
                                                                       ===========     ===========

Capital ratios:
Total tier 1 and tier 2 capital to risk-weighted assets                      11.53%          11.58%
Tier 1 capital to risk-weighted assets                                       10.47%          10.50%
Tier 1 capital to tangible assets                                             6.98%           6.98%
Equity to total assets                                                        7.98%           8.09%

                  VECTRA BANKING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                           For the quarters ended
                                                                         --------------------------
                                                                           March 31,    March 31,
                                                                            1997           1996
                                                                         -----------    -----------
                                                                      (Dollars in thousands, except share
                                                                           and per share amounts)
Interest income:
     Interest and fees on loans                                          $     8,079    $     5,306
     Interest on investments and federal funds sold                            2,899          2,581
                                                                         -----------    -----------
          Total interest income                                               10,978          7,887
                                                                         -----------    -----------
Interest expense:
     Interest on deposits:
        NOW, money market and savings accounts                                 1,796          1,521
        Time deposits under $100,000                                             966            681
        Time deposits $100,000 and over                                          495            201
     Customer sweep accounts                                                     148             71
     Advances from the Federal Home Loan Bank
        and federal funds purchased                                              940            920
     Notes payable                                                                78             24
                                                                         -----------    -----------
          Total interest expense                                               4,423          3,418
                                                                         -----------    -----------
Net interest income                                                            6,555          4,469
Provision for loan losses                                                        230            179
                                                                         -----------    -----------
Net interest income after provision for loan losses                            6,325          4,290
                                                                         -----------    -----------
Other income:
     Service fees on deposit accounts                                            895            706
     Gain on sale of loans                                                       230            390
     Net gain/(loss) on sale of securities                                       (31)             0
     Other                                                                        27             47
                                                                         -----------    -----------
          Total other income                                                   1,121          1,143
                                                                         -----------    -----------
Other expenses:
     Salaries and employee benefits                                            2,858          2,267
     Net occupancy                                                               694            633
     Amortization of goodwill                                                     95             14
     Other                                                                     1,132          1,120
                                                                         -----------    -----------
          Total other expenses                                                 4,779          4,034
                                                                         -----------    -----------

Earnings before income taxes                                                   2,667          1,399
Income tax expense                                                               995            410
                                                                         -----------    -----------
Net earnings                                                                   1,672            989
Preferred stock dividend                                                         377            185
                                                                         -----------    -----------
Net earnings available to common shareholders                            $     1,295    $       804
                                                                         ===========    ===========
Earnings per average common share outstanding:

Earnings per common and common equivalent share                          $      0.39    $      0.25
                                                                         ===========    ===========
Average common shares and equivalents outstanding                          3,312,327      3,254,885
                                                                         ===========    ===========
Earnings per common share assuming full dilution                         $      0.36    $      0.25
                                                                         ===========    ===========
Common and common equivalent shares outstanding assuming full dilution     4,140,319      3,254,885
                                                                         ===========    ===========

               VECTRA BANKING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                                            For the three months ended
                                                                            --------------------------
                                                                              March 31,    March 31,
                                                                                1996        1997
                                                                              --------    --------
                                                                              (Dollars in thousands)
Net cash provided by operating activities                                     $  2,550    $  1,200
                                                                              --------    --------
Cash flows from investing activities:
     Net increase in loans                                                     (13,332)        172
     Purchase of securities available for sale                                 (16,118)    (12,082)
     Proceeds from sales  of securities available for sale                       9,882       4,640
     Proceeds from maturities of securities available for sale                   3,256       2,133
     Proceeds from maturities of securities held to maturity                        22         285
     Net decrease in federal funds sold                                             --       2,000
     Other                                                                        (892)      1,162
                                                                              --------    --------
                Net cash used by investing activities                          (17,182)     (1,690)
                                                                              --------    --------

Cash flows from financing activities:
     Net increase in deposits                                                      229       7,466
     Net increase (decrease) in FHLB advances and federal funds purchased       14,300      (4,845)
     Repayment of note payable                                                      --          (5)
     Preferred stock dividend                                                     (377)       (185)
     Net increase (decrease) in customer sweep accounts                          3,456      (2,026)
                                                                              --------    --------
                Net cash provided by financing activities                       17,608         405
                                                                              --------    --------

Net increase (decrease) in cash and due from banks                               2,976         (85)
Cash and due from banks at beginning of period                                  32,688      17,320
                                                                              --------    --------

Cash and due from banks at end of period                                      $ 35,664    $ 17,235
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

The interim results for the three months ended March 31, 1997 and 1996, are not necessarily indicative of results for the full calendar year. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K for the fiscal year ended December 31, 1996.

Note 2.  Subsequent Event - Offering of Capital Securities by VBC Capital 1

On April 8, 1997 Vectra and its wholly-owned subsidiary, VBC Capital 1 (the "Trust"), filed a registration statement with the SEC relating to a public offering of $17.5 million of 9.5% Cumulative Capital Securities of the Trust. The registration statement was declared effective by the SEC on April 24, 1997, and the offering was completed April 30, 1997. Net proceeds were approximately $16.5 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures issued by Vectra to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures will be paid by Vectra to the Trust, will be the sole revenues of the Trust and the source for distributions by the Trust to the holders of the Capital Securities.

For financial reporting purposes, the Trust will be treated as a subsidiary of Vectra and, accordingly, the accounts of the Trust will be included in the consolidated financial statements. The Capital Securities will be presented as a separate line item in the consolidated balance sheets under the caption "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For financial reporting purposes, Vectra will record distributions payable on the Capital Securities as interest expense in the consolidated statements of operations.

Vectra intends to use the net proceeds from the issuance of the Junior Subordinated Debentures for the redemption of its outstanding $.95 Series A Cumulative Preferred Stock (approximately $8.3 million) and for general corporate purposes. Vectra expects the Capital Securities to qualify as Tier 1 capital under the capital guidelines of the Federal Reserve subject to regulatory limitations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is presumed that readers of these interim financial statements have read or have access to the Management's Discussion and Analysis of Financial Condition and Results of Operation for the years ended December 31, 1996 and 1995, included in Vectra's Form 10-K for the fiscal year ended December 31, 1996.

                    COMPARISON OF STATEMENTS OF CONDITION AT
                      MARCH 31, 1997 AND DECEMBER 31, 1996


         ASSETS. The total assets of Vectra increased $19.4 million, or 3.5%, to $581.2 million at March 31, 1997 from $561.8 million at December 31, 1996. Loans increased $13.2 million, or 4.1%, to $333.1 million at March 31, 1997 from $319.9 million at December 31, 1996.

         ALLOWANCE FOR LOAN LOSSES.   The following table sets forth
information regarding changes in the Vectra's allowance for loan losses.

                                                                    For the three
                                                                     months ended
                                                                      March 31,
                                                                        1997
                                                                     ----------
                                                                    (Dollars in
                                                                     thousands)
Balance, beginning of period                                         $    4,238
Provision for loan losses                                                   230
Recoveries                                                                   78
Charge offs                                                                (235)
                                                                     ----------
Balance, end of period                                               $    4,311
                                                                     ==========

Vectra maintains its allowance for loan losses at a level considered by management to be adequate to cover the risk of loss in the loan portfolio at a particular point in time. Management's judgment as to whether an additional amount should be added to the reserve in excess of the amount of loan losses takes into consideration a number of factors, including loss experience in relation to outstanding loans and existing level of the reserve for losses, a continuing review of problem loans and overall portfolio quality, regular examinations of loan portfolios conducted by Vectra's staff and by state and federal supervisory authorities and economic conditions.

         NONPERFORMING ASSETS. The following table sets forth information concerning Vectra's nonperforming assets as of the dates indicated.

                                                              March 31, December 31,
                                                                1997       1996
                                                              -------    -------
                                                            (Dollars in thousands)
Loans 90 days or more delinquent and still accruing interest  $ 1,105    $ 1,292
Nonaccrual loans                                                2,072      1,247
Restructured loans                                                 --         --
                                                              -------    -------
   Total nonperforming loans                                    3,177      2,539
Real estate and other assets acquired by foreclosure            1,081      1,011
                                                              -------    -------
   Total nonperforming assets                                 $ 4,258    $ 3,550
                                                              =======    =======

Nonperforming assets to total assets                             0.73%      0.63%
Nonperforming assets to total equity                             9.18%      7.81%
Nonperforming loans to total loans                               0.95%      0.79%
Allowance for loan losses to nonperforming loans               135.69%    166.92%
Allowance for loan losses to total loans                         1.29%      1.32%

The $638,000 increase in nonperforming loans from December 31, 1996 to March 31, 1997 is primarily a result of the addition of two nonperforming loans for $479,000 and $470,00 offset by one loan for $283,000 which was transferred to accruing status. Management does not consider the increase to represent a negative trend in asset quality.

         LIABILITIES.   Advances from the Federal Home Loan Bank increased
$14.3 million to $74 million at March 31, 1997 from $59.7 million at December 31, 1996. Customer sweep accounts increased $3.5 million to $14.2 million at March 31, 1997 from $10.7 million at December 31, 1996.

         SHAREHOLDERS' EQUITY.    Shareholders' equity increased $937,000 to
$46.4 million at March 31, 1997 from $45.4 million at December 31, 1996. This increase was a result of the $1.3 million earnings available to common shareholders offset by a $358,000 increase in unrealized loss on securities available for sale.

                    COMPARISONS OF STATEMENTS OF OPERATIONS

The following table provides a summary of the major elements of income and expense for the first quarter of 1997 compared with the first quarter of 1996.

                                     For the three months    Impact on
                                        ended March 31,     net income
                                     --------------------    increase        %
                                       1997        1996     (decrease)    change
                                     --------    --------   ----------    ------
Interest income                      $ 10,978    $  7,887    $  3,091     39.19%
Interest expense                       (4,423)     (3,418)     (1,005)    29.40%
                                     --------    --------    --------     -----
Net interest income                     6,555       4,469       2,086     46.68%
Provision for loan losses                (230)       (179)        (51)    28.49%
                                     --------    --------    --------     -----
Net interest income after
   provision for loan losses            6,325       4,290       2,035     47.44%
Total other income                      1,121       1,143         (22)    (1.92%)
Total other expenses                   (4,779)     (4,034)       (745)    18.47%
                                     --------    --------    --------     -----
Income before income taxes              2,667       1,399       1,268     90.64%
Income tax expense                       (995)       (410)       (585)   142.68%
                                     --------    --------    --------     -----
Net earnings                         $  1,672    $    989    $    683     69.06%
                                     ========    ========    ========     =====

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

The following table sets forth information for the periods indicated with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Vectra. These schedules have been adjusted to a fully taxable equivalent basis for 1997. There were no adjustments for 1996 related to tax- exempt interest, as such interest was not significant. Net interest income for the three months ended March 31, 1997, was 46.7% higher than for the same quarter in 1996 primarily because of the addition of the Southwest State Bank (SWSB) assets acquired in an acquisition accounted for using purchase accounting which closed on June 18, 1996.

Vectra Banking Corporation and Subsidiaries

                                                               For the three months ended March 31,
                                               ------------------------------------------------------------------
                                                             1997                                1996
                                               -------------------------------   --------------------------------
                                                           Interest    Average                 Interest   Average
                                               Average     earned       yield    Average       earned      yield
                                               balance     or paid     or cost   balance       or paid    or cost
                                               --------    -------     -------   --------      -------    -------
                                                                     (Dollars in thousands)
ASSETS
Investments                                    $180,691      2,834       6.36%   $171,596       2,508       5.88%
Federal Home Loan Bank stock                      4,825         65       5.46%      4,874          73       6.02%
Loans (1)                                       324,579      8,079      10.09%    204,171       5,306      10.45%
                                               --------     ------               --------      ------
     Total interest-earning assets              510,095     10,978       8.73%    380,641       7,887       8.33%

Noninterest-earning assets
     Cash and due from banks                     25,812                            16,829
     Allowance for loan losses                   (4,375)                           (2,547)
     Other                                       28,459                            17,848
                                               --------                          --------
          Total assets                         $559,991                          $412,771
                                               ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     NOW and money market accounts             $ 84,726        519       2.48%   $ 63,929         393       2.47%
     Savings                                    126,609      1,277       4.09%    102,878       1,128       4.41%
     Certificates of deposit:
          Under $100,000                         70,584        966       5.55%     48,202         681       5.68%
          $100,000 and over                      35,332        495       5.68%     14,152         201       5.71%
                                               --------     ------               --------      ------
          Total interest-bearing deposits       317,251      3,257       4.16%    229,161       2,403       4.22%

Customer sweep accounts                          12,651        148       4.74%      6,026          71       4.74%
Federal Home Loan Bank advances and federal
  funds purchased                                69,878        940       5.46%     66,527         920       5.56%
Notes Payable                                     4,050         78       7.81%      1,049          24       9.20%
                                               --------     ------               --------      ------
     Total interest-bearing liabilities         403,830      4,423       4.44%    302,763       3,418       4.54%
Noninterest-bearing demand accounts             106,598                            76,912
                                               --------
     Total deposits and interest-
          bearing liabilities                   510,428                           379,675
Other noninterest-bearing liabilities
                                                  3,488                             2,404
                                               --------                          --------
     Total liabilities                          513,916                           382,079
Shareholders' equity                             46,075                            30,692
                                               --------                          --------
     Total liabilities and
          shareholders' equity                 $559,991                          $412,771
                                               ========                          ========
Net interest income                                         $6,555                             $4,469
                                                            ======                             ======
Net interest spread                                                      4.29%                              3.79%
                                                                        =====                              =====
Net interest margin                                                      5.21%                              4.72%
                                                                        =====                              =====
Ratio of average interest-earning assets to
     average interest-bearing liabilities           126%                              126%
                                               ========                          ========

(1) Loans are net of unearned discount. Nonaccruals are included in average loans outstanding. Loan fees are included in interest income as follows:
     1997 - $365,000; 1996 - $290,000

The following table illustrates, for the periods indicated, the changes in Vectra's net interest income due to changes in volume and changes in interest rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate.


                                                           For the three months ended March 31,
                                                                1997 compared to 1996:
                                                                increase (decrease) in
                                                                  net interest income
                                                                   due to changes in
                                                              -----------------------------
                                                              Volume      Rate       Total
                                                              -------    -------    -------
                                                                  (Dollars in thousands)
Interest earning assets
Investments                                                   $   104    $   222    $   326
Investment in the stock of the Federal Home Loan Bank              (2)        (6)        (8)
Loans                                                           3,036       (263)     2,773
                                                              -------    -------    -------
Total interest earning assets                                   3,138        (47)     3,091

Interest bearings deposits
NOW and money market accounts                                    (122)        (4)      (126)
Savings                                                          (245)        96       (149)
Time certificates of deposit under $100,000                      (305)        20       (285)
Time certificates of deposit $100,000 and over                   (295)         1       (294)
Customer sweep accounts                                           (76)        (1)       (77)
Federal Home Loan Bank advances and federal funds purchased       (36)        16        (20)
Notes Payable                                                     (68)        14        (54)
                                                              -------    -------    -------
Total interest bearing liabilities                             (1,147)       142     (1,005)

Net increase in net interest income                           $ 1,991    $    95    $ 2,086
                                                              =======    =======    =======


RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         INTEREST INCOME. Interest income increased $3.1 million to $11 million in the first quarter of 1997 from $9.9 million in the same quarter of 1996. The primary factor contributing to this increase was the $120.4 million increase in average loans to $324.6 million in the first quarter of 1997 from $204.2 million in the same quarter of 1996. SWSB contributed approximately $73.4 million to the increase in average loan balances. Lower average interest rates earned on loans in the first quarter of 1997 compared to 1996 partially offset the increase from the higher average balances. A $9.1 million increase in average investments coupled with an increase in the average yield on investments resulted in a $326,000 increase in interest earned on investments. Management continues to focus on loan growth and has allowed investments to decline as a percent of total assets. Most of the Company's investments are in floating rate securities tied to a variety of indices.

         INTEREST EXPENSE. Interest expense increased $1 million to $4.4 million in the first quarter of 1997 from $3.4 million in the same period of 1996. This increase was primarily a result of increases in average balances of interest- bearing deposit and customer sweep accounts. Average balances in these accounts increased $94.7 million from the same period a year ago causing interest expense on these accounts to increase $931,000 from the first quarter in 1996. This was partially offset by $112,000 caused by a four basis point decline in interest rates paid on these accounts compared to the same period a year ago. SWSB contributed $72.8 million in average interest-bearing deposits. Averages borrowings from the FHLB increased $3.4 million to $69.9 million in the quarter from $66.5 million in the same quarter of 1996. Offsetting the increase in interest expense resulting from increases in average balances was the average cost of these borrowings which declined 10 basis points to 5.46% in the first quarter of 1997 from 5.56% in the same quarter of 1996. Expansion of the depositor base provides customer cross selling opportunities.

         NET INTEREST INCOME. Net interest income increased $2.1 million in the first quarter of 1997 compared to the same period in 1996. The increase resulted from the $129.5 million increase in average interest-bearing assets combined with an increase in net interest margin to 5.21% in 1997 from 4.72% in 1996. The principal reasons for the increase in net interest margin relates to changes in the mix of assets and liabilities. Higher yielding loans have increased and have been funded with lower costing deposits instead of higher costing FHLB borrowings. Average FHLB borrowings as a percent of average assets declined to 12.5% in the first quarter of 1997 compared to 16.1% in the
same period a year ago.   Net interest spread also increased 50 basis points to
4.29% in the first quarter of 1997 from 3.79% in the same period in 1996.

         OTHER INCOME. Other income was essentially unchanged at $1.1 million in the first quarter of 1997 from the same period in 1996, principally as a result of lower gains on the sale of mortgage loans and SBA loans of $95,000 and $65,000 respectively and a $31,000 loss on sales of securities in the first quarter of 1997 compared to the same period in 1996. This was partially offset by a $189,000 increase in service charges on deposit accounts driven by the increased deposit base.

         OTHER EXPENSES. Other expenses increased $745,000 to $4.8 million in the first quarter of 1997 from $4.0 million in the same period of 1996. The increase in operating expenses is primarily due to the addition of SWSB. With the acquisition of SWSB, additional staff, facilities, equipment and additional operating expenses due to a larger customer base were necessary. The increase primarily consisted of a $591,000 increase in salaries and employee benefits largely from the addition of the SWSB employees and an $81,000 increase in amortization of intangible assets related to the SWSB acquisition.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    05/09/97                     By:  /s/ Ray L. Nash
     ---------------                       -------------------------------------
                                           Ray L. Nash, Chief Financial Officer
                                           (Chief Accounting Officer) and Duly
                                           Authorized Officer

                                EXHIBIT INDEX


  EXHIBIT
  NUMBER                DESCRIPTION
  -------               -----------

    27           Financial Data Schedule