Form 10-Q
period 1997-06-30
VECTRA BANKING CORP
filed 1997-08-14
CIK 862695

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended        June 30, 1997
                                                  -------------------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from             to
                                                 -----------    ----------
                           Commission file number   0-23622
                                                  -----------

                           VECTRA BANKING CORPORATION
-------------------------------------------------------------------------------
                          (Exact name of registrant as
                           specified in its charter)

           Colorado                                     84-1087703
----------------------------------            -------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

           1650 South Colorado Boulevard, Suite 320, Denver, CO 80222
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (303) 782-7440
-------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  x     No
                  ---        ---

     The number of shares outstanding of each of the registrant's class of common stock as of July 31, 1997: 4,803,618

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

                  VECTRA BANKING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                               June            December
                                                                             30, 1997          31, 1996
                                                                             ---------         ----------
ASSETS                                                                        (Dollars in thousands except
                                                                              share and per share amounts)

Cash and due from banks                                                     $   31,509         $   32,688
Securities available for sale, at market value                                 179,335            180,995
Securities held to maturity                                                        874                263
Federal Home Loan Bank stock                                                     4,601              3,610
Loans                                                                          355,979            319,905
  Less allowance for loan losses                                                (4,410)            (4,238)
                                                                            ----------         ----------
Net loans                                                                      351,569            315,667
Real estate acquired by foreclosure                                                932                955
Premises and equipment, net                                                     11,919             11,949
Goodwill, net                                                                    7,648              7,975
Deferred income taxes                                                            3,154              3,036
Other assets                                                                     6,161              4,673
                                                                            ----------         ----------
   TOTAL ASSETS                                                             $  597,702         $  561,811
                                                                            ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand                                                                   $  111,805         $  122,713
   NOW and money market                                                         78,829             88,466
   Savings                                                                     123,330            126,146
   Time deposits under $100,000                                                 78,451             67,617
   Time deposits $100,000 and over                                              37,177             34,409
                                                                            ----------         ----------
Total deposits                                                                 429,592            439,351
Customer sweep accounts                                                         13,619             10,733
                                                                            ----------         ----------
Total customer funding                                                         443,211            450,084
Federal Home Loan Bank advances and federal funds purchased                     90,500             59,700
Notes payable                                                                    4,050              4,050
Accounts payable and other liabilities                                           2,321              2,542
                                                                            ----------         ----------
Total liabilities                                                              540,082            516,376
                                                                            ----------         ----------

Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely Junior Subordinated Debentures               17,500                 --
                                                                            ----------         ----------

Shareholders' equity:
   Preferred stock                                                              10,971             19,021
   Common stock                                                                 25,748             25,748
   Retained earnings                                                             6,950              4,441
                                                                            ----------         ----------
Realized shareholders' equity                                                   43,669             49,210
   Unrealized loss on securities available for sale                             (3,549)            (3,775)
                                                                            ----------         ----------
Total shareholders' equity                                                      40,120             45,435
                                                                            ----------         ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  597,702         $  561,811
                                                                            ==========         ==========

PER SHARE DATA ASSUMING CONVERSION OF $10,971 CONVERTIBLE PREFERRED:
Book value                                                                  $     6.64         $     6.18
                                                                            ==========         ==========
Tangible book value                                                         $     5.37         $     4.86
                                                                            ==========         ==========

Common shares outstanding at end of period                                   4,803,618          4,803,618
                                                                            ==========         ==========
Pro forma fully converted common shares at end of period                     6,045,606          6,045,606
                                                                            ==========         ==========

CAPITAL RATIOS:
Total tier 1 and tier 2 capital to risk-weighted assets                          13.46%             11.58%
Tier 1 capital to risk-weighted assets                                           11.75%             10.50%
Tier 1 capital to tangible assets                                                 8.08%              6.98%
Equity to total assets                                                            6.71%              8.09%


                  VECTRA BANKING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     For the quarters ended                  For the years ended
                                              ----------------------------------------    ------------------------
                                              June 30,        March 31,       June 30,      June 30,     June 30,
                                                1997             1997           1996          1997         1996
                                              ---------       ---------      ---------     ---------     ---------
                                                 (Dollars in thousands, except share
                                                       and per share amounts)
INTEREST INCOME:
   Interest and fees on loans                 $   8,855       $   8,079      $   5,745     $  16,934     $  11,051
   Interest on investments and federal
      funds sold                                  2,995           2,899          2,813         5,894         5,394
                                              ---------       ---------      ---------     ---------     ---------
         Total interest income                   11,850          10,978          8,558        22,828        16,445
                                              ---------       ---------      ---------     ---------     ---------
INTEREST EXPENSE:
   Interest on deposits:
      NOW, money market and savings accounts      1,804           1,796          1,568         3,600         3,089
      Time deposits under $100,000                1,073             966            678         2,039         1,359
      Time deposits $100,000 and over               523             495            205         1,018           406
   Customer sweep accounts                          172             148             63           320           134
   Advances from the Federal Home Loan Bank
      and federal funds purchased                 1,047             940            879         1,987         1,799
   Notes payable                                     82              78             22           160            46
   Trust preferred capital securities               282               -              -           282             0
                                              ---------       ---------      ---------     ---------     ---------
      Total interest expense                      4,983           4,423          3,415         9,406         6,833
                                              ---------       ---------      ---------     ---------     ---------
NET INTEREST INCOME                               6,867           6,555          5,143        13,422         9,612
Provision for loan losses                           224             230            189           454           368
                                              ---------       ---------      ---------     ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                    6,643           6,325          4,954        12,968         9,244
                                              ---------       ---------      ---------     ---------     ---------
OTHER INCOME:
   Service fees on deposit accounts                 896             895            715         1,791         1,421
   Gain on sale of loans                            315             230            376           545           766
   Net gain/(loss) on sale of securities             (9)            (31)          (163)          (40)         (163)
   Other                                             31              27             41            58            88
                                              ---------       ---------      ---------     ---------     ---------
      Total other income                          1,233           1,121            969         2,354         2,112
                                              ---------       ---------      ---------     ---------     ---------
OTHER EXPENSES:
   Salaries and employee benefits                 2,883           2,858          2,280         5,741         4,547
   Net occupancy                                    743             694            622         1,437         1,255
   Amortization of goodwill                          87              95             24           182            38
   Other                                          1,322           1,132          1,162         2,454         2,282
                                              ---------       ---------      ---------     ---------     ---------
      Total other expenses                        5,035           4,779          4,088         9,814         8,122
                                              ---------       ---------      ---------     ---------     ---------

Earnings before income taxes                      2,841           2,667          1,835         5,508         3,234
Income tax expense                                1,075             995            630         2,070         1,040
                                              ---------       ---------      ---------     ---------     ---------
NET EARNINGS                                      1,766           1,672          1,205         3,438         2,194
Preferred stock dividend                            522             377            219           929           404
                                              ---------       ---------      ---------     ---------     ---------
NET EARNINGS AVAILABLE TO COMMON
   SHAREHOLDERS                               $   1,214       $   1,295      $     986     $   2,509     $   1,790
                                              =========       =========      =========     =========     =========

EARNINGS PER AVERAGE COMMON SHARE
   OUTSTANDING:

Earnings per common and common equivalent
   share                                          $0.24           $0.26          $0.20         $0.50         $0.37
                                              =========       =========      =========     =========     =========
Average common shares and equivalents
   outstanding                                4,981,597       4,968,491      4,896,126     4,975,569     4,792,919
                                              =========       =========      =========     =========     =========
Earnings per common share assuming
   full dilution                                  $0.23           $0.24          $0.20         $0.47         $0.37
                                              =========       =========      =========     =========     =========
Common and common equivalent shares
   outstanding assuming full dilution         6,223,585       6,210,479      5,059,905     6,217,557     4,864,235
                                              =========       =========      =========     =========     =========

                  VECTRA BANKING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       For the six months ended
                                                       ------------------------
                                                       June 30,        June 30,
                                                         1997            1996
                                                       --------        --------
                                                        (Dollars in thousands)
Net cash provided by operating activities              $  3,897        $  1,442
                                                       --------        --------
Cash flows from investing activities:
  Net increase in loans                                 (36,395)         (9,734)
  Purchase of securities available for sale             (27,250)        (18,829)
  Purchase of securities held to maturity                  (679)            --
  Proceeds from sales of securities available
   for sale                                              23,626          11,658
  Proceeds from maturities of securities available
   for sale                                               4,578           5,847
  Proceeds from maturities of securities held to
   maturity                                                  67             531
  Net increase in federal funds sold                        --           13,900
  Net assets acquired in business combinations, net
   of cash acquired                                         --           (8,184)
  Other                                                    (573)          3,181
                                                       --------        --------
      Net cash used by investing activities             (36,626)         (1,630)
                                                       --------        --------
Cash flows from financing activities:
  Net increase (decrease) in deposits                    (9,759)         18,661
  Net increase (decrease) in customer sweep
   accounts                                               2,886            (741)
  Net increase (decrease) in FHLB advances and
   federal funds purchased                               30,800          (8,615)
  Proceeds from note payable                                --            4,050
  Repayment of note payable                                 --           (1,051)
  Net proceeds from trust preferred capital
   securities                                            16,602             --
  Redemption of preferred stock                          (8,050)            --
  Preferred stock dividend                                 (929)           (404)
                                                       --------        --------
      Net cash provided by financing activities          31,550          11,900
                                                       --------        --------
Net increase (decrease) in cash and due from
 banks                                                   (1,179)         11,900
Cash and due from banks at beginning of period           32,688          17,320
                                                       --------        --------
Cash and due from banks at end of period               $ 31,509        $ 29,032
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

The interim results for the three and six months ended June 30, 1997 and 1996, are not necessarily indicative of results for the full calendar year. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K for the fiscal year ended December 31, 1996.

Note 2.  Offering of Capital Securities by VBC Capital 1

On April 30, 1997 Vectra and its wholly-owned subsidiary, VBC Capital 1 (the "Trust"), completed the sale of $17.5 million of 9.5% Cumulative Capital Securities of the Trust. Net proceeds were approximately $16.5 million after payment of sales commissions and other offering costs, and were invested in Junior Subordinated Debentures issued by Vectra to the Trust in connection with the public offering. Interest on the Junior Subordinated Debentures will be paid by Vectra to the Trust, will be the sole revenues of the Trust and the source for distributions by the Trust to the holders of the Capital Securities.

For financial reporting purposes, the Trust will be treated as a subsidiary of Vectra and, accordingly, the accounts of the Trust will be included in the consolidated financial statements of Vectra. The Capital Securities are presented as a separate line item in the consolidated balance sheets under the caption "Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For financial reporting purposes, Vectra records distributions payable on the Capital Securities as interest expense in the consolidated statements of operations.

Vectra used the net proceeds from the issuance of the Junior Subordinated Debentures for the redemption of its outstanding $.95 Series A Cumulative Preferred Stock (approximately $8.3 million) and contributed $8 million of capital into Vectra Bank. The Capital Securities qualify as Tier 1 capital under the capital guidelines of the Federal Reserve subject to regulatory limitations.

Note 3.  Stock Split

On May 31, 1997 Vectra declared a three-for-two stock split. All per share amounts have been adjusted accordingly.

Note 4. Subsequent Event - Acquisition of Professional Bank

Vectra closed its previously announced acquisition of Professional Bank of Denver on August 1, 1997. Vectra paid a total of $13.3 million in cash for the two-branch bank. With the acquisition, Vectra will have over $650 million in assets, over $400 million in loans and 15 banking locations.

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

                    COMPARISON OF STATEMENTS OF CONDITION AT
                      JUNE 30, 1997 AND DECEMBER 31, 1996


     ASSETS. The total assets of Vectra increased $35.9 million, or 6.4%, to $597.7 million at June 30, 1997 from $561.8 million at December 31, 1996. Loans increased $36.1 million, or 11.3%, to $356 million at June 30, 1997 from $319.9 million at December 31, 1996.

     ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding changes in the Vectra's allowance for loan losses.


                                        For the six months ended
                                              June 30, 1997
                                        ------------------------
                                         (Dollars in thousands)

        Balance, beginning of period            $4,238
        Provision for loan losses                  454
        Recoveries                                 122
        Charge offs                               (404)
                                                ------
        Balance, end of period                  $4,410
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

     NONPERFORMING ASSETS. The following table sets forth information concerning Vectra's nonperforming assets as of the dates indicated.

                                                June 30,        December 31,
                                                  1997              1996
                                              -------------     -------------
                                                  (Dollars in thousands)

Loans 90 days or more delinquent and still
  accruing interest                             $   565         $ 1,292
Nonaccrual loans                                  1,982           1,247
Restructured loans                                   --              --
                                              -------------     -------------
  Total nonperforming loans                       2,547           2,539
Real estate and other assets acquired by
  foreclosure                                     1,069           1,011
                                              -------------     -------------
  Total nonperforming assets                    $ 3,616         $ 3,550
                                              =============     =============

Nonperforming assets to total assets               0.60%           0.63%
Nonperforming assets to total equity               9.01%           7.81%
Nonperforming loans to total loans                 0.72%           0.79%
Allowance for loan losses to nonperforming
  loans                                          173.14%         166.92%
Allowance for loan losses to total loans           1.24%           1.32%



     LIABILITIES. Advances from the Federal Home Loan Bank increased $30.8 million to $90.5 million at June 30, 1997 from $59.7 million at December 31, 1996. Deposits decreased $9.8 million to $429.6 million at June 30, 1997 from $439.4 million at December 31, 1997. Customer sweep accounts increased $2.9 million to $13.6 million at June 30, 1997 from $10.7 million at December 31, 1996.

The increase of $17.5 million of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures is attributable to the public offering of Cumulative Capital Securities by VBC Capital 1.

     SHAREHOLDERS' EQUITY. Shareholders' equity decreased $5.3 million to $40.1 million at June 30, 1997 from $45.4 million at December 31, 1996. This decrease was a result of the redemption of Series A Cumulative Preferred Stock of $8.05 million and the early redemption premium of $241,000 in the form of a dividend, offset by $2.5 million increase from earnings available to common shareholders.

                    COMPARISONS OF STATEMENTS OF OPERATIONS

The following table provides a summary of the major elements of income and expense for the second quarter of 1997 compared with the second quarter of 1996.

                                   For the three months           Impact on
                                      ended June 30,             net income
                                 ------------------------         increase           %
                                   1997            1996          (decrease)        change
                                 --------       ---------        -----------      ---------
Interest income                  $ 11,850       $   8,558        $   3,292          38.47%
Interest expense                   (4,983)         (3,415)          (1,568)         45.92%
                                 --------       ---------        ---------
Net interest income                 6,867           5,143            1,724          33.52%
Provision for loan losses            (224)           (189)             (35)         18.52%
                                 --------       ---------        ---------
Net interest income after
  provision for loan losses         6,643           4,954            1,689          34.09%
Total other income                  1,233             969              264          27.24%
Total other expenses               (5,035)         (4,088)            (947)         23.17%
                                 --------       ---------        ---------
Income before income taxes          2,841           1,835            1,006          54.82%
Income tax expense                 (1,075)           (630)            (445)         70.63%
                                 --------       ---------        ---------
Net earnings                     $  1,766       $   1,205        $     561          46.56%
                                 ========       =========        =========


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

The following table sets forth information for the periods indicated with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities. These schedules have been adjusted to a fully taxable equivalent basis for 1997. There were no adjustments for 1996 related to tax-exempt interest, as such interest was not significant. Net interest income for the three months ended June 30, 1997, was 45.9% higher than for the same quarter in 1996 primarily because of the addition of the Southwest State Bank (SWSB) assets acquired in a June 1996 acquisition accounted for using purchase accounting.

                  VECTRA BANKING CORPORATION AND SUBSIDIARIES

                                                                              For the three months ended June 30,
                                                                ---------------------------------------------------------------
                                                                            1997                               1996
                                                                ------------------------------    -----------------------------
                                                                           Interest    Average               Interest   Average
                                                                Average     earned      yield     Average     earned     yield
                                                                balance     or paid    or cost    balance     or paid   or cost
                                                                --------   --------    -------    -------    --------   -------
                                                                                     (Dollars in thousands)

ASSETS
Investments                                                     $180,950      2,950      6.54%    $177,913     2,748      6.21%
Federal Home Loan Bank stock                                       4,332         77      7.13%       3,848        65      6.79%
Loans(1)                                                         344,242      8,855     10.32%     218,293     5,745     10.58%
                                                                --------    -------               --------    ------
   Total interest-earning assets                                 529,524     11,882      9.00%     400,054     8,558      8.60%

Noninterest-earning assets
   Cash and due from banks                                        28,107                            18,480
   Allowance for loan losses                                      (4,387)                           (2,670)
   Other                                                          29,614                            19,554
                                                                --------                          --------
      Total assets                                              $582,858                          $435,418
                                                                ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   NOW and money market accounts                                $ 86,256        531      2.47%    $ 68,696       425      2.49%
   Savings                                                       123,900      1,273      4.12%     108,080     1,143      4.25%
   Certificates of deposit:
      Under $100,000                                              76,629      1,073      5.62%      49,191       678      5.54%
      $100,000 and over                                           35,813        523      5.86%      15,261       205      5.40%
                                                                --------    -------               --------    ------
      Total interest-bearing deposits                            322,598      3,400      4.23%     241,228     2,451      4.09%

Customer sweep accounts                                           13,603        172      5.07%       5,660        63      4.48%
Federal Home Loan Bank advances and federal funds purchased       73,781      1,047      5.69%      65,333       879      5.41%
Notes Payable                                                      4,050         82      8.12%       1,143        22      7.74%
Trust preferred capital securities                                11,923        282      9.49%           -         -      0.00%
                                                                --------    -------               --------    ------
   Total interest-bearing liabilities                            425,955      4,983      4.69%     313,364     3,415      4.38%
Noninterest-bearing demand accounts                              109,758                            87,249
                                                                --------                          --------
   Total deposits and interest-bearing liabilities               535,713                           400,613
Other noninterest-bearing liabilities                              3,255                             2,233
                                                                --------                          --------
   Total liabilities                                             538,968                           402,846
Shareholders' equity                                              43,890                            32,572
                                                                --------                          --------
   Total liabilities and shareholders' equity                   $582,858                          $435,418
                                                                ========                          ========
Net interest income                                                         $ 6,899                           $5,143
                                                                            =======                           ======
Net interest spread                                                                      4.31%                            4.22%
                                                                                        ======                           ======
Net interest margin                                                                      5.23%                            5.17%
                                                                                        ======                           ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                             124%                              128%
                                                                ========                          ========

(1) Loans are net of unearned discount. Nonaccruals are included in average loans outstanding. Loan fees are included in interest income as follows: 1997 - $392,000; 1996 - $355,000

The following table illustrates, for the periods indicated, the changes in Vectra's net interest income due to changes in volume and changes in interest rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate.



                                         For the three months ended June 30,
                                               1997 compared to 1996:
                                               increase (decrease) in
                                                 net interest income
                                                  due to changes in
                                         -----------------------------------
                                           Volume        Rate        Total
                                         ----------     ------      --------
                                                (Dollars in thousands)
INTEREST EARNING ASSETS
Investments                               $    47       $ 155       $   202
Investment in the stock of the
   Federal Home Loan Bank                       8           4            12
Loans                                       3,315        (205)        3,110
                                          -------       -----       -------
Total interest earning assets               3,370         (46)        3,324

INTEREST BEARINGS DEPOSITS
NOW and money market accounts                (109)          3          (106)
Savings                                      (167)         37          (130)
Time certificates of deposit under
   $100,000                                  (378)        (17)         (395)
Time certificates of deposit
   $100,000 and over                         (276)        (42)         (318)
Customer sweep accounts                       (88)        (21)         (109)
Federal Home Loan Bank advances and
   federal funds purchased                   (114)        (54)         (168)
Notes Payable                                 (56)         (4)          (60)
Trust preferred capital securities           (282)         --          (282)
                                          -------       -----       -------
Total interest bearing liabilities         (1,470)        (98)       (1,568)

Net increase in net interest income       $ 1,900       $(144)      $ 1,756
                                          =======       =====       =======



RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     INTEREST INCOME. Interest income increased $3.3 million to $11.9 million in the second quarter of 1997 from $8.6 million in the same quarter of 1996. The primary factor contributing to this increase was the $125.9 million increase in average loans to $344.2 million in the second quarter of 1997 from $218.3 million in the same quarter of 1996. SWSB contributed approximately $64.1 million to the increase in average loan balances. Lower average interest rates earned on loans in the second quarter of 1997 compared to 1996 partially offset the increase from the higher average balances. A $3.5 million increase in average investments coupled with an increase in the average fully tax effective yield on investments resulted in a $202,000 increase in interest earned on investments. Management continues to focus on loan growth and has allowed investments to decline as a percent of total assets. Most of the Company's investments are in floating rate securities tied to a variety of indices.

     INTEREST EXPENSE. Interest expense increased $1.6 million to $5 million in the second quarter of 1997 from $3.4 million in the same period of 1996. This increase was primarily a result of increases in average balances of interest-bearing deposit and customer sweep accounts. Average balances in these accounts increased $89.3 million from the same period a year ago causing interest expense on these accounts to increase $1.1 million from the second quarter in 1996. A 16 basis point increase in interest rates paid on these accounts contributed $40,000 to interest paid compared to the same period a year ago. SWSB contributed $71 million in average interest-bearing deposits. Also contributing to the increase was the interest on the Capital Securities of $282,000, which was not included in 1996. Averages borrowings from the FHLB increased $8.4 million to $73.8 million in the quarter from $65.3 million in the same quarter of 1996. Contributing to the increase in interest paid was the average cost of these borrowings which increased 28 basis points to 5.69% in the second quarter of 1997 from 5.41% in the same quarter of 1996.

     NET INTEREST INCOME. Net interest income increased $1.7 million in the second quarter of 1997 compared to the same period in 1996. The increase resulted from the $129.4 million increase in average interest-bearing assets combined with an increase in net interest margin to 5.23% in 1997 from 5.17% in 1996. The principal reasons for the increase in net interest margin relates to changes in the mix of assets and liabilities. Higher yielding loans have increased and have been largely funded with lower costing deposits rather than higher costing FHLB borrowings. Average FHLB borrowings as a percent of average assets declined to 12.7% in the second quarter of 1997 compared to 15% in the same period a year ago. Net interest spread also increased 9 basis points to 5.23% in the second quarter of 1997 from 5.17% in the same period in 1996.

     OTHER INCOME. Other income increased $264,000 in the second quarter of 1997 from the same period in 1996, principally as a result higher service charge income of $181,000 driven by the increased deposit base. Losses on the sale of securities of $9,000 were $154,000 better than the same period a year ago. These increases were offset by $61M decrease in gains on sale of loans in the second quarter of 1997 compared to the same period in 1996. Such decreases reflect lower mortgage loan origination volume in the second quarter of 1997 compared to the same period a year ago.

     OTHER EXPENSES. Other expenses increased $947,000 to $5 million in the second quarter of 1997 from $4.1 million in the same period of 1996. The increase in operating expenses is primarily due to the addition of SWSB. With the acquisition of SWSB, additional staff, facilities, equipment and additional operating expenses due to a larger customer base were necessary. The increase primarily consisted of a $603,000 increase in salaries and employee benefits largely from the addition of the SWSB employees, $131,000 increase in occupancy, $121,000 increase in marketing and an $63,000 increase in amortization of intangible assets related to the SWSB acquisition.

     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     INTEREST INCOME. Interest income increased $6.4 million to $22.9 million in 1997 from $16.4 million in 1996. This increase is primarily due to a net increase in the level of interest-earning assets combined with a shift in the mix of assets, with loans becoming a larger percentage of total assets and investments becoming a lesser percentage.

     INTEREST EXPENSE. Interest expense increased $2.6 million to $9.4 million in 1997 from $6.8 million in 1996. Average FHLB borrowings increased by $5.9 million to $71.8 million in 1997 from $65.9 million in 1996. During the same period, average interest-bearing deposits increased by $84.7 million to $319.9 million in 1997 from $235.2 million in 1996. Customer sweeps and notes payable increased by $7.3 million and $3 million respectively in 1997 compared to 1996. Approximately $282,000 of the increase in interest expense is attributable to the Capital Securities issued in April 1997. The increase in average interest-bearing deposits, offset by the change in funding mix, and combined with the lower cost of deposits compared to FHLB borrowings, contributed to the increase in interest expense.

     NET INTEREST INCOME. Net interest income increased $3.8 million to $13.4 million in 1997 from $9.6 million in 1996. The increase in net interest margin to 5.16% in 1997 from 4.96% in 1996 was largely due to the change in mix of assets and liabilities as discussed above.

     OTHER INCOME. Other income increased $242,000 to $2.4 million in 1997 from $2.1 million in 1996. Service fees on deposit accounts increased by $370,000 due to the growth in deposit balances both from internal growth and from the SWSB acquisition. Losses on the sale of securities improved $123,000 from 1996. Offsetting the above gains was $221,000 decrease in gains on sales of loans resulting from lower mortgage loan origination volume in 1997 compared to 1996.

     OTHER EXPENSES. Other expenses increased $1.7 million to $9.8 million in 1997 from $8.1 million in 1996. This increase consisted of $1.2 million in salaries and employee benefits, $182,000 in net occupancy, $144,000 of amortization of intangible assets, $127,000 in printing, supplies and postage and $45,000 in other operating expenses. The increase in salaries and employee benefits was primarily due to the addition of SWSB and the addition of certain positions to support asset growth, pay increases and increased benefits expenses. The increases in net occupancy, printing, supplies and postage and other operating expenses were primarily due to the SWSB acquisition.

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


Date:    08/14/97              By: /s/ Ray L. Nash
       -----------                 --------------------------------------------
                                   Ray L. Nash, Chief Financial Officer (Chief
                                        Accounting Officer)
                                        and Duly Authorized Officer

                               INDEX TO EXHIBIT



EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

  27                     Financial Data Schedule