Form 10-Q
period 1997-09-30
VECTRA BANKING CORP
filed 1997-11-14
CIK 862695

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from        to
                                            -----    -------

                         Commission file number 0-23622

                           VECTRA BANKING CORPORATION
--------------------------------------------------------------------------------
                          (Exact name of registrant as
                            specified in its charter)

                    Colorado                                                         84-1087703
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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No



     The number of shares outstanding of each of the registrant's class of common stock as of November 14, 1997: 4,865,709

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

                   VECTRA BANKING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         September            December
                                                                         30, 1997             31, 1996
                                                                       --------------       --------------
ASSETS                                                                    (Dollars in thousands except
--------------------------------------------------------                   share and per share amounts)


Cash and due from banks                                              $        40,587      $        32,688
Securities available for sale, at market value                               201,270              180,995
Securities held to maturity                                                    4,397                  263
Federal Home Loan Bank stock                                                   5,097                3,610
Loans                                                                        409,803              319,905
     Less allowance for loan losses                                           (5,721)              (4,238)
                                                                       --------------       --------------
Net loans                                                                    404,082              315,667
Real estate acquired by foreclosure                                            1,041                  955
Premises and equipment, net                                                   12,121               11,949
Goodwill, net                                                                 11,759                7,975
Deferred income taxes                                                          2,772                3,036
Other assets                                                                   7,370                4,673
                                                                       --------------       --------------
    Total assets                                                     $       690,496      $       561,811
                                                                       ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------
Deposits:
     Demand                                                          $       132,713      $       122,713
     NOW and money market                                                     99,183               88,466
     Savings                                                                 126,668              126,146
     Time deposits under $100,000                                            108,527               67,617
     Time deposits $100,000 and over                                          48,127               34,409
                                                                       --------------       --------------
Total deposits                                                               515,218              439,351
Customer sweep accounts                                                       15,931               10,733
                                                                       --------------       --------------
Total customer funding                                                       531,149              450,084
Federal Home Loan Bank advances and federal funds purchased                   91,700               59,700
Notes payable                                                                  4,050                4,050
Accounts payable and other liabilities                                         3,353                2,542
                                                                       --------------       --------------
Total liabilities                                                            630,252              516,376
                                                                       --------------       --------------

Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding solely Junior Subordinated Debentures           17,500                    -
                                                                       --------------       --------------

Shareholders' equity:
     Preferred stock                                                          10,875               19,021
     Common stock                                                             25,923               25,748
     Retained earnings                                                         8,518                4,441
                                                                       --------------       --------------
Realized shareholders' equity                                                 45,316               49,210
     Unrealized loss on securities available for sale                         (2,572)              (3,775)
                                                                       --------------       --------------
Total shareholders' equity                                                    42,744               45,435
                                                                       --------------       --------------
    Total liabilities and shareholders' equity                       $       690,496      $       561,811
                                                                       ==============       ==============

Per share data assuming conversion of $10,971 convertible preferred:
Book value                                                                      $7.02                $6.18
                                                                       ==============       ==============
Tangible book value                                                             $5.09                $4.86
                                                                       ==============       ==============

Common shares outstanding at end of period                                 4,853,472            4,803,618
                                                                       ==============       ==============
Pro forma fully converted common shares at end of period                   6,084,650            6,045,606
                                                                       ==============       ==============

Capital ratios:
Total tier 1 and tier 2 capital to risk-weighted assets                        10.83%               11.58%
Tier 1 capital to risk-weighted assets                                          9.28%               10.50%
Tier 1 capital to tangible assets                                               6.74%                6.98%
Equity to total assets                                                          6.19%                8.09%

                   VECTRA BANKING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               For the quarters ended                   For the nine months ended
                                                     --------------------------------------------    ---------------------------
                                                     September 30,    June 30,       September 30,   September 30,  September 30,
                                                         1997           1997            1996           1997        1996
                                                     -------------  --------------  -------------    ---------   ----------
                                                               (Dollars in thousands, except share and per share amounts)

Interest income:
     Interest and fees on loans                     $       9,846 $         8,855 $        7,593   $   26,780  $    18,644
     Interest on investments and federal funds sold         3,259           2,995          3,078        9,153        8,472
                                                     -------------  --------------  -------------    ---------   ----------
          Total interest income                            13,105          11,850         10,671       35,933       27,116
                                                     -------------  --------------  -------------    ---------   ----------
Interest expense:
     Interest on deposits:
        NOW, money market and savings accounts              1,926           1,804          1,911        5,526        5,000
        Time deposits under $100,000                        1,419           1,073            848        3,458        2,207
        Time deposits $100,000 and over                       659             523            353        1,677          759
     Customer sweep accounts                                  186             172            102          506          236
     Advances from the Federal Home Loan Bank
        and federal funds purchased                         1,248           1,047            832        3,235        2,631
     Notes payable                                             83              82             83          243          129
     Trust preferred capital securities                       422             282              -          704            -
                                                     -------------  --------------  -------------    ---------   ----------
          Total interest expense                            5,943           4,983          4,129       15,349       10,962
                                                     -------------  --------------  -------------    ---------   ----------
Net interest income                                         7,162           6,867          6,542       20,584       16,154
Provision for loan losses                                     198             224            239          652          607
                                                     -------------  --------------  -------------    ---------   ----------
Net interest income after provision for loan losses         6,964           6,643          6,303       19,932       15,547
                                                     -------------  --------------  -------------    ---------   ----------
Other income:
     Service fees on deposit accounts                         846             896            874        2,637        2,295
     Gain on sale of loans                                    365             315            311          910        1,077
     Net gain/(loss) on sale of securities                      8              (9)          (151)         (32)        (314)
     Other                                                     37              31             28           95          116
                                                     -------------  --------------  -------------    ---------   ----------
          Total other income                                1,256           1,233          1,062        3,610        3,174
                                                     -------------  --------------  -------------    ---------   ----------
Other expenses:
     Salaries and employee benefits                         3,206           2,883          2,807        8,947        7,354
     Net occupancy                                            840             743            701        2,277        1,956
     Amortization of goodwill                                 119              87             93          301          131
     Other                                                  1,367           1,322          1,273        3,821        3,555
                                                     -------------  --------------  -------------    ---------   ----------
          Total other expenses                              5,532           5,035          4,874       15,346       12,996
                                                     -------------  --------------  -------------    ---------   ----------

Earnings before income taxes                                2,688           2,841          2,491        8,196        5,725
Income tax expense                                            929           1,075            928        2,999        1,968
                                                     -------------  --------------  -------------    ---------   ----------
Net earnings                                                1,759           1,766          1,563        5,197        3,757
Preferred stock dividend                                      192             552            385        1,121          790
                                                     =============  ==============  =============    =========   ==========
Net earnings available to common shareholders       $       1,567 $         1,214 $        1,178   $    4,076  $     2,967
                                                     =============  ==============  =============    =========   ==========

Earnings per average common share outstanding:

Earnings per common and common equivalent share             $0.31           $0.24          $0.24        $0.82        $0.61

Average common shares and equivalents outstanding       5,057,534       4,981,597      4,919,888     5,000,691   4,900,802
                                                     =============  ==============  =============    =========   ==========
Earnings per common share assuming full dilution            $0.28           $0.23          $0.20         $0.75       $0.59
                                                     =============  ==============  =============    =========   ==========
Common and common equivalent shares outstanding
   assuming full dilution                               6,288,712       6,223,585      6,161,876     6,231,869   5,372,213
                                                     =============  ==============  =============    =========   ==========

                   VECTRA BANKING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                          For the nine months ended
                                                                                      -------------------------------
                                                                                      September 30,     September 30,
                                                                                          1997              1996
                                                                                      -------------------------------
                                                                                            (Dollars in thousands)

Net cash provided by operating activities                                              $     6,756      $      5,309
                                                                                      -------------     -------------

Cash flows from investing activities:
     Net increase in loans                                                                 (38,686)          (20,808)
     Purchase of securities available for sale                                             (65,200)          (29,685)
     Purchase of securities held to maturity                                                (4,217)                -
     Proceeds from sales  of securities available for sale                                  57,006            16,056
     Proceeds from maturities of securities available for sale                               8,526            10,425
     Proceeds from maturities of securities held to maturity                                    82               550
     Net decrease in federal funds sold                                                      3,360            13,900
     Net assets acquired in business combinations, net of cash acquired                    (11,099)           (8,184)
     Other                                                                                    (932)              165
                                                                                      -------------     -------------
                Net cash used by investing activities                                      (51,160)          (17,581)
                                                                                      -------------     -------------

Cash flows from financing activities:
     Net increase in deposits                                                                7,995            10,005
     Net increase in customer sweep accounts                                                 4,898             1,372
     Net increase in FHLB advances and federal funds purchased                              32,000             8,355
     Proceeds from note payable                                                                  -             4,050
     Repayment of note payable                                                                   -            (1,051)
     Net proceeds from trust preferred capital securities                                   16,501                 -
     Redeemption of preferred stock                                                         (8,050)                -
     Preferred stock dividend                                                               (1,121)             (789)
     Proceeds from sale of stock                                                                80                 -
                                                                                      -------------     -------------
                Net cash provided by financing activities                                   52,303            21,942
                                                                                      -------------     -------------

Net increase in cash and due from banks                                                      7,899             9,670
Cash and due from banks at beginning of period                                              32,688            17,320
                                                                                      -------------     -------------

Cash and due from banks at end of period                                               $    40,587      $     26,990
                                                                                      =============     =============


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

The interim results for the three and nine months ended September 30, 1997 and 1996, are not necessarily indicative of results for the full calendar year. These financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in the Form 10-K for the fiscal year ended December 31, 1996.

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

Note 4.  Acquisition of Professional Bank

On August 1, 1997, Vectra completed the acquisition of Professional Bank of Denver ("PB") in a transaction accounted for using purchase accounting. Vectra paid a total of $13.3 million in cash for the two-branch bank. At the closing date, PB had total loans of $52 million, deposits of $38 million and investments of $24 million. Final determination of the fair value of all assets and liabilities as of the closing date has not been completed, but based on estimates as of September 30, 1997, the purchase accounting adjustments resulted in an increase in goodwill of $4.1 million.

Note 5. Agreement by Vectra Banking Corporation to merge with Zions
Bancorporation

Vectra on September 23, 1997 agreed to be acquired by Zions Bancorporation with Zions being the surviving entity. The transaction will be accounted for as a pooling of interests. Zions will exchange .685 shares of its common stock for each common share of Vectra. Zions will also exchange 7.755 shares of its common stock for each Vectra convertible preferred share. This transaction is expected to close in the first quarter of 1998.

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

                    COMPARISON OF STATEMENTS OF CONDITION AT
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                  ASSETS. The total assets of Vectra increased $128.7 million,

or 22.9%, to $690.5 million at September 30, 1997 from $561.8 million at December 31, 1996. Loans increased $89.9 million, or 28.1%, to $409.8 million at September 30, 1997 from $319.9 million at December 31, 1996. Vectra's acquisition of PB contributed significantly to the growth in loans and goodwill.

         ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding changes in the Vectra's allowance for loan losses.

                                         For the nine
                                         months ended
                                         September 30,
                                             1997
                                         -------------
                                         (Dollars in
                                          thousands)
BALANCE, BEGINNING OF PERIOD                $ 4,238
Acquired through acquisition                  1,235
Provision for loan losses                       652
Recoveries                                      173
Charge offs                                    (577)
                                            -------
Balance, end of period                      $ 5,721
                                            =======

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

         NONPERFORMING ASSETS. The following table sets forth information concerning Vectra's nonperforming assets as of the dates indicated.

                                                                  September 30,    December 31,
                                                                      1997             1996
                                                                  -------------    ------------
                                                                       (Dollars in thousands)
Loans 90 days or more delinquent and still accruing interest      $         735    $       1,292
                                                                  -------------    -------------
Nonaccrual loans                                                          2,011            1,247
Restructured loans                                                            -                -
                                                                  -------------    -------------
   Total nonperforming loans                                              2,746            2,539
Real estate and other assets acquired by foreclosure                      1,185            1,011
                                                                  =============    =============
   Total nonperforming assets                                     $       3,931    $       3,550
                                                                  =============    =============

Nonperforming assets to total assets                                       0.57%            0.63%
Nonperforming assets to total equity                                       9.20%            7.81%
Nonperforming loans to total loans                                         0.67%            0.79%
Allowance for loan losses to nonperforming loans                         208.34%          166.92%
Allowance for loan losses to total loans                                   1.40%            1.32%

The increase in nonperforming assets is primarily due to one loan of $443,000. A restructuring of this loan is anticipated in the near future with no loss expected.

         LIABILITIES.   Advances from the Federal Home Loan Bank increased $32
million to $91.7 million at September 30, 1997 from $59.7 million at December 31, 1996. Deposits increased $75.9 million to $515.2 million at September 30, 1997 from $439.4 million at December 31, 1997. Customer sweep accounts increased $5.2 million to $15.9 million at September 30, 1997 from $10.7 million at December 31, 1996. PB contributed $67.9 million to the deposit increase as of the closing date.

The increase of $17.5 million of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures is attributable to the public offering of Cumulative Capital Securities by VBC Capital l.

         SHAREHOLDERS' EQUITY.    Shareholders' equity decreased $2.7 million
to $42.7 million at September 30, 1997 from $45.4 million at December 31, 1996. This decrease was a result of the redemption of Series A Cumulative Preferred Stock of $8.05 million and the early redemption premium of $241,000 in the form of a dividend, offset by $4.1 million increase from earnings available to common shareholders and a $1.2 million decrease in the unrealized loss on securities available for sale.

                    COMPARISONS OF STATEMENTS OF OPERATIONS

The following table provides a summary of the major elements of income and expense for the third quarter of 1997 compared with the third quarter of 1996.


                                           For the three months         Impact on
                                             ended September 30,        net income
                                       ------------------------------   increase              %
                                            1997             1996       (decrease)       change
                                       -------------     ------------   ----------      -------
Interest income                             $ 13,105      $ 10,671      $  2,434         22.81%

Interest expense                              (5,943)       (4,129)       (1,814)        43.93%
                                            --------      --------      --------         -----
Net interest income                            7,162         6,542           620          9.48%
Provision for loan losses                       (198)         (239)           41        (17.15%)
                                            --------      --------      --------         -----
Net interest income after
   provision for loan losses                   6,964         6,303           661         10.49%
Total other income                             1,256         1,062           194         18.27%
Total other expenses                          (5,532)       (4,874)         (658)        13.50%
                                            --------      --------      --------         -----
Income before income taxes                     2,688         2,491           197          7.91%
Income tax expense                              (929)         (928)           (1)         0.11%
                                            ========      ========      ========         =====
Net earnings                                $  1,759      $  1,563      $    196         12.54%
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

                  VECTRA BANKING CORPORATION AND SUBSIDIARIES

                                                                             For the three months ended Septemer 30,
                                                               ---------------------------------------------------------------------
                                                                  1997                                   1996
                                                               -----------------------------------     -----------------------------
                                                                             Interest       Average              Interest   Average
                                                                Average       earned       yield        Average   earned     yield
                                                                balance      or paid      or cost      balance    or paid   or cost
                                                               -----------  -----------   --------     ---------  --------  --------
                                                                                      (Dollars in thousands)
ASSETS
Investments                                                  $    205,101        3,233          6.25%$  189,984     3,010      6.30%
Federal Home Loan Bank stock                                        4,752           88          7.35%     4,016        68      6.74%
Loans (1)                                                         386,756        9,901         10.16%   293,424     7,593     10.29%
                                                               ------------------------                -------------------
    Total interest-earning assets                                 596,609       13,222          8.79%   487,424    10,671      8.71%

Noninterest-earning assets
    Cash and due from banks                                        29,842                                24,969
    Allowance for loan losses                                      (5,305)                               (3,939)
    Other                                                          33,218                                29,411
                                                               ===========                             =========
         Total assets                                        $    654,364                            $  537,865
                                                               ===========                             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    NOW and money market accounts                            $     96,662          618          2.54%$   92,214       598      2.58%
    Savings                                                       125,938        1,308          4.12%   128,348     1,313      4.07%
    Certificates of deposit:
         Under $100,000                                            98,913        1,419          5.69%    63,109       848      5.35%
         $100,000 and over                                         44,835          659          5.83%    25,663       353      5.47%
                                                               ------------------------                -------------------
         Total interest-bearing deposits                          366,348        4,004          4.34%   309,334     3,112      4.00%

Customer sweep accounts                                            14,476          186          5.10%     8,647       102      4.69%
Federal Home Loan Bank advances and federal funds purchased        86,408        1,248          5.73%    60,681       832      5.45%
Notes Payable                                                       4,050           83          8.13%     4,050        83      8.15%
Trust preferred capital securities                                 17,500          422          9.57%         -         -         -
                                                               ------------------------                -------------------
    Total interest-bearing liabilities                            488,782        5,943          4.82%   382,712     4,129      4.29%
Noninterest-bearing demand accounts                               120,051                               109,195
                                                               -----------                             ---------
    Total deposits and interest-
         bearing liabilities                                      608,833                               491,907
Other noninterest-bearing liabilities                               3,727                                 2,780
                                                               -----------                             ---------
    Total liabilities                                             612,560                               494,687
Shareholders' equity                                               41,804                                43,178
                                                               -----------                             ---------
    Total liabilities and
         shareholders' equity                                $    654,364                            $  537,865
                                                               ===========                             =========
Net interest income                                                       $      7,279                          $   6,542
                                                                            ===========                          ========
Net interest spread                                                                           3.97%                            4.42%
                                                                                          ========                            =====
Net interest margin                                                                           4.84%                            5.34%
                                                                                          ========                            =====
Ratio of average interest-earning assets to
    average interest-bearing liabilities                               122%                                  127%
                                                               ===========                             =========

(1) Loans are net of unearned discount. Nonaccruals are included in average loans outstanding. Loan fees are included in interest income as follows: 1997 - $315,000; 1996 - $290,000

The following table illustrates, for the periods indicated, the changes in Vectra's net interest income due to changes in volume and changes in interest rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate.

                                                               For the three months ended September 30,
                                                                        1997 compared to 1996:
                                                                        increase (decrease) in
                                                                         net interest income
                                                                          due to changes in
                                                                  -----------------------------------
                                                                    Volume        Rate        Total
                                                                  -----------  -----------   --------
                                                                        (Dollars in thousands)
    INTEREST EARNING ASSETS
    Investments                                                 $        240  $       (17) $     223
    Investment in the stock of the Federal Home Loan Bank                 12            8         20
    Loans                                                              2,415         (107)     2,308
                                                                  -----------------------------------
    Total interest earning assets                                      2,667         (116)     2,551

    INTEREST BEARINGS DEPOSITS
    NOW and money market accounts                                        (29)           9        (20)
    Savings                                                               25          (20)         5
    Time certificates of deposit under $100,000                         (481)         (90)      (571)
    Time certificates of deposit $100,000 and over                      (264)         (42)      (306)
    Customer sweep accounts                                              (69)         (15)       (84)
    Federal Home Loan Bank advances and federal funds purchased         (353)         (63)      (416)
    Notes Payable                                                          -            -          -
    Trust preferred capital securities                                  (422)           -       (422)
                                                                  -----------------------------------
    Total interest bearing liabilities                                (1,593)        (221)    (1,814)

    Net increase in net interest income                         $      1,074  $      (337) $     737
                                                                  ===========  ===========   ========


RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     INTEREST INCOME. Interest income increased $2.6 million to $13.2 million in the third quarter of 1997 from $10.7 million in the same quarter of 1996. The primary factor contributing to this increase was the $93.4 million increase in average loans to $386.8 million in the third quarter of 1997 from $293.4 million in the same quarter of 1996. PB contributed approximately $34.6 million to the increase in average loan balances. Lower average interest rates earned on loans in the third quarter of 1997 compared to 1996 partially offset the increase from the higher average balances. A $15.1 million increase in average investments, of which PB contributed $11.9 million, coupled with an increase in the average fully tax effective yield on investments resulted in a $223,000 increase in interest earned on investments. Management continues to focus on loan growth and has allowed investments to decline as a percent of total assets.

     INTEREST EXPENSE. Interest expense increased $1.8 million to $5.9 million in the third quarter of 1997 from $4.1 million in the same period of 1996. This increase was primarily a result of increases in average balances of interest-bearing deposits and customer sweep accounts. Average balances in these accounts increased $63 million from the same period a year ago causing interest expense on these accounts to increase $976,000 from the third quarter in 1996. A 35 basis point increase in interest rates paid on these accounts contributed $280,000 to interest paid compared to the same period a year ago. PB contributed $43.4 million in average interest-bearing deposits. Also contributing to the increase was the interest on the Capital Securities of $422,000, which was not outstanding in 1996. Averages borrowings from the FHLB increased $25.7 million to $86.4 million in the quarter from $60.7 million in the same quarter of 1996. Contributing to the increase in interest paid was the average cost of these borrowings which increased 28 basis points to 5.73% in the third quarter of 1997 from 5.45% in the same quarter of 1996.

     NET INTEREST INCOME. Net interest income increased $737,000 in the third quarter of 1997 compared to the same period in 1996. The increase resulted from the $109.2 million increase in average interest-bearing assets offset by a decrease in net interest margin to 4.84% in 1997 from 5.34% in 1996. The principal reason for the decrease in net interest margin is due to the interest expense on the trust preferred capital securities. Excluding the trust preferred securities, net interest margin decreased primarily due to increased funding costs resulting from the PB acquisition.

     OTHER INCOME. Other income increased $194,000 in the third quarter of 1997 from the same period in 1996, primarily due to gains on sale of securities of $8,000 compared to a $151,000 loss in the same period in 1996 and higher gains on sale of loans of $54,000 partially offset by lower service charge income of $28,000.

     OTHER EXPENSES. Other expenses increased $658,000 to $5.5 million in the third quarter of 1997 from $4.9 million in the same period of 1996. The increase in operating expenses is primarily due to the addition of PB. With the acquisition of PB, additional staff, facilities, equipment and additional operating expenses due to a larger customer base were necessary. The increase primarily consisted of a $399,000 increase in salaries and employee benefits largely from the addition of the PB employees, $139,000 increase in occupancy and an $26,000 increase in amortization of goodwill related to the PB acquisition.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     INTEREST INCOME. Interest income increased $8.8 million to $35.9 million in 1997 from $27.1 million in 1996. This increase is primarily due to a net increase in the level of interest-earning assets combined with a shift in the mix of assets, with loans becoming a larger percentage of total assets and investments becoming a lesser percentage.

     INTEREST EXPENSE. Interest expense increased $4.3 million to $15.3 million in 1997 from $11 million in 1996. Average FHLB borrowings increased by $12.5 million to $76.7 million in 1997 from $64.2 million in 1996. During the same period, average interest-bearing deposits increased by $75.5 million to $335.4 million in 1997 from $259.9 million in 1996. Customer sweeps and notes payable increased by $6.8 million and $2 million respectively in 1997 compared to 1996. Approximately $704,000 of the increase in interest expense is attributable to the Capital Securities issued in April 1997. The increase in average interest-bearing deposits from acquisitions and internal growth combined with a 16BP increase in the costs of these deposits compared to 1996 contributed to the increase in interest expense.

     NET INTEREST INCOME. Net interest income increased $4.4 million to $20.6 million in 1997 from $16.2 million in 1996. The decrease in net interest margin to 5.04% in 1997 from 5.10% in 1996 was largely due to the trust preferred securities issued in April.

     OTHER INCOME. Other income increased $436,000 to $3.6 million in 1997 from $3.2 million in 1996. Service fees on deposit accounts increased by $342,000 due to the growth in deposit balances both from internal growth and from the Southwest State Bank ("SWSB") and PB acquisitions. SWSB was acquired in June 1996. Losses on the sale of securities improved $282,000 from 1996. Offsetting the above gains was $167,000 decrease in gains on sales of loans resulting from lower mortgage loan origination volume in 1997 compared to 1996.

     OTHER EXPENSES. Other expenses increased $2.3 million to $15.3 million in 1997 from $13 million in 1996. This increase consisted of $1.5 million in salaries and employee benefits, $321,000 in net occupancy, $170,000 of amortization of intangible assets, $154,000 in printing, supplies and postage, $100,000 in telephone and $11,000 in other operating expenses. The increase in salaries and employee benefits was primarily due to the addition of SWSB and PB and the addition of certain positions to support asset growth, pay increases and increased benefits expenses. The increases in net occupancy, printing, supplies and postage, telephone and other operating expenses were primarily due to the SWSB and PB acquisition.

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


Date:    11/14/97          By:  /s/  RAY L. NASH
                                ------------------------------------
                                Ray L. Nash, Chief Financial Officer
                                (Chief Accounting Officer)
                                and Duly Authorized Officer